Form 10-Q
period 1994-03-31
DATA SWITCH CORP
filed 1994-05-12
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                               Form 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period Ended March 31, 1994
                     Commission File Number 0-10745


                          DATA SWITCH CORPORATION


         (Exact name of Registrant as specified in its Charter)


              DELAWARE                           06-0962862
(State or other jurisdiction of       (IRS Employer Identification
 incorporation)                        Number)

One Enterprise Drive, Shelton, Connecticut            06484
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code (203) 926-1801

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filesuch reports), and (2) has been subject to filing requirements forthe past 90 days, [X] YES [ ] NO.

Indicate the number of shares outstanding of each of the issuer'sclasses of Common Stock at March 31, 1994.

Securities registered pursuant to Section 12(b) of the Act.

      Title of Each Class           Number of Shares Outstanding

  Common Stock, $.01 par value,                12,289,747
   with Purchase Rights attached

  Common Stock Purchase Warrants                  758,184
   (expiring December 31, 1995)

                            DATA SWITCH CORPORATION

                                   INDEX


                                                        PAGE NO.


PART I.  UNAUDITED CONSOLIDATED CONDENSED
         FINANCIAL INFORMATION


  Consolidated Balance Sheets as of March 31, 1994 and
    December 31, 1993                                            2

  Consolidated Statements of Operations for the three months
    ended March 31, 1994 and March 31, 1993                      3

  Consolidated Statements of Cash Flows for the three months
    ended March 31, 1994 and March 31, 1993                      4

  Notes to Unaudited Consolidated Condensed Financial
    Statements                                                   5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        6-7


PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                     7

  Item 4.  Submission of Matters to a Vote
           of Security Holders                                   7

  Item 6.  Exhibits and Reports on Form 8-K                      7

       (11)  Computation of Earnings (Loss) Per Share
             for the three months ended
             March 31, 1994 and March 31, 1993                   9

                            DATA SWITCH CORPORATION
                         CONSOLIDATED BALANCE SHEETS
              MARCH 31, 1994, (unaudited), AND DECEMBER 31, 1993
                           (000's except share data)

                                         March 31,   December 31,
                                            1994          1993
                                          _________   ____________
Current assets:
 Cash and cash equivalents              $      536    $      491
 Accounts receivable
  (net of allowance for doubtful
   accounts of $668 in 1994
   and $ 656 in 1993)                       21,076        25,245
 Income taxes receivable                       126           144
 Lease receivables, net                      1,220         1,095
 Inventories                                16,871        19,795
 Prepaid expenses and other                    889           966
                                        __________    ___________
   Total current assets                     40,718        47,736

Long-term lease receivables, net             3,581         3,135
Property and equipment, net                  5,701         5,801
Goodwill, net                                2,426         2,469
Other                                        1,200         1,143
                                        ___________   ___________

  Total assets                          $   53,626    $   60,284

Current Liabilities:
 Accounts payable, trade                $    3,719    $    5,253
 Accrued compensation                        1,516         2,368
 Other accrued liabilities                   5,129         4,889
 Income taxes payable                           39            37
 Other taxes payable                           519           599
 Current portion of capital
  lease obligations                            239           240
                                        ___________   ___________
  Total current liabilities                 11,161        13,386

Long-term debt, less current portion        20,800        25,487
Capital lease obligations,
  less current portion                         668           724
Deferred income taxes                          140           139
Redeemable warrants                            906           885

Shareholders' equity:
 Common stock, $.01 par value;
  authorized 20,000,000 shares;
  issued 12,338,176 and 12,224,278 shares
  at March 31, 1994 and
  December 31, 1993, respectively              123           122
 Additional paid-in capital                 50,557        50,413
 Accumulated deficit                       (30,172)      (30,287)
 Cumulative translation adjustment            (268)         (272)
 Less:
  Receivables from stock purchases               -           (24)
  Treasury stock, at cost
   (48,429 shares at March 31, 1994
    and December 31, 1993)                    (289)         (289)
                                        ___________   ___________

   Total shareholders' equity               19,951        19,663
                                        ___________   ___________

 Total liabilities and
   shareholders' equity                 $   53,626    $   60,284
                                        ___________   ___________

The accompanying notes are an integral part of the consolidated financial statements.

                           DATA SWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's except per share data)
                                (unaudited)
                                       Three months ended March 31,
                                             1994          1993
                                       ____________   _____________
Revenues:
 Product revenues                       $   16,560    $   18,737
 Service revenues                            4,650         4,501
                                        ___________   ___________
  Revenues, net                             21,210        23,238

Cost of revenues:
 Cost of product revenues                    8,962         9,333
 Cost of service revenues                    2,746         2,933
                                        ___________   ___________
  Cost of revenues                          11,708        12,266

 Gross profit                                9,502        10,972

Operating expenses:
 Selling, general and administrative         6,112         6,064
 Engineering and development                 2,742         3,307
                                        ___________   ___________
  Total operating expenses                   8,854         9,371

Income from operations                         648         1,601

Other income
 Interest expense                             (528)         (514)
 Foreign exchange gain (loss)                   47            31
 Other, net                                     (3)           14
                                        ___________   ___________
  Total other income (expense)                (484)         (469)

Income before income taxes                     164         1,132

Provision for income taxes                      49           383
                                        ___________   ___________

Net income                              $      115    $      749
                                        ___________   ___________

Primary earnings per share              $     0.01    $     0.06

Fully diluted earnings per share               (a)           (a)
                                        ___________   ___________
Weighted average number of common and
 common equivalent shares outstanding       12,316        12,280
                                        ___________   ___________

(a) Not presented as a result of being anti-dilutive.

The accompanying notes are an integral part of the consolidated financial statements.

                           DATA SWITCH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's)
                               (unaudited)
                                       Three months ended March 31,
                                             1994          1993
                                       ___________    _____________
Cash flows from operating activities:
 Net income                             $      115    $      749

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                                 923           804
  Goodwill amortization                         43            43
  Effect of utilizing acquired NOLs              -           130
  Deferred income taxes                         (3)           21
  Changes in operating assets and
  liabilities:
  (Increase) decrease in:
      Receivables                            3,520           598
      Inventories                            2,960        (1,989)
      Prepaid expenses
        and other                              252           101
  Increase (decrease) in:
     Accounts payable, trade                (1,538)        1,307
     Accruals                                 (637)       (1,410)
     Income taxes payable                        2           101
     Other taxes payable                       (88)          (78)

Other, net                                    (135)          (18)
                                        ___________   ___________

 Net cash provided by operating
  activities                                 5,414           359

Cash flows from investing activities:
 Property and equipment additions
                                             (808)         (998)
                                        ___________   ___________
 Net cash used in investing activities        (808)         (998)
                                        ___________   ___________
 Net cash provided (used) before
 financing activities                        4,606          (639)

Cash flows from financing activities:
 Payments of short-term debt                     -          (591)
 Proceeds under long-term borrowings         8,919         2,999
 Principal payments and repurchases
   under long-term borrowings              (13,664)       (3,199)
Proceeds from issuance of common stock        166           117
                                        ___________   ___________

  Net cash used by financing activities     (4,579)         (674)

Effect of exchange rate changes on cash         18             1
                                        ___________   ___________
Net increase (decrease) in cash
 and cash equivalents                           45        (1,312)

Cash and cash equivalents at
 beginning of the period                       491         2,208
                                        ___________   ___________
Cash and cash equivalents at end
 of the period                          $      536    $      896
                                        ___________   ___________
Supplemental disclosures of
 cash flow information:
Cash paid (received) during
 the period for:
 Interest                               $      258    $       60
 Income taxes                           $       15    $     (141)

The accompanying notes are an integral part of the consolidated financial statements.

                           DATA SWITCH CORPORATION
                      NOTES TO UNAUDITED CONSOLIDATED
                      CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary, consisting of normal recurring items, to fairly present the financial position of the Company as of March 31, 1994 and the results of operations for the three months ended March 31, 1994 and 1993 and cash flows for such three month periods. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read inconjunction with the financial statements and related notes included in Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

2.   Inventories consist of (000's):

                               March 31, 1994    December 31, 1993
    Raw materials               $      9,986        $     11,075
    Systems in process                 1,126               1,821
    Finished goods                     4,848               5,409
    Demo equipment                       911               1,490
                                $     16,871        $     19,795

3. On March 11, 1993, the Company entered into a new long-term credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, of which $6,715,000 was availableas of March 31, 1994 based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinateddebt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and
(4) achievement ofvarious financial ratios. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit. The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1-1/4%.

4. A former officer of the Company who sued the Company for breach of an alleged promise of life time employment was awarded a jury verdict of $413,000 in October 1991. In May 1993, the court granted the Company's motion to set aside the verdict. Such former officer has appealed the court's decision. The
Company believes that it has meritorious grounds on which to defend such appeal and that the ultimate resolution of this matter will not have a significant effect upon the consolidated results of operations or financial position of the Company.

                           DATA SWITCH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenues for the first three months ended March 31, 1994 were 8.7% lower than the first three months of 1993. The Company experienced a decrease in domestic revenue as the first quarter of 1993 was favorably impacted by a large domestic order. This impact was only partially offset by an increase in international revenues. Service revenues in the first quarter of 1994 increased 3.3% compared with the first quarter of 1993, principally due to an increase ininternational service revenues.

The gross profit margin for the first quarter of 1994 was 44.8% compared with 47.2% in the first quarter of 1993. This decrease was a result of unfavorable product mix offset in part by manufacturing efficiencies. Service margins were 40.9% in the first quarter 1994 compared with 34.8% in the first quarter 1993, as a result of lower overheads due to the restructuring that took place in late 1993 and the increase in service revenue.

Selling, general and administrative expenses increased to 28.6% of revenues in the first quarter of 1994 from 25.9% in the first quarter of 1993. The expense-to-revenue ratio increased primarily as a result of a lower revenue base in 1994. Actual expenditures in the first quarter of 1994 increased only $48,000 from expenditures in the first quarter of 1993.

Engineering and development expenditures decreased to 12.9%
of revenues in the first quarter of 1994 compared with 14.2% of revenues in the first quarter of 1993. The expense-to-revenue ratio decreased primarily as a result of decreased expenses, which in the first quarter of 1994 were $565,000 less than in the first quarter of 1993, reflecting significant cost controls in mostexpense areas.

Interest expense increased by 2.7% in the first quarter of 1994 from the first quarter of 1993 as a result of higher debt levels in 1994.

Provision for income taxes was $49,000 in the first quarter
1994 based on an annual estimated effective tax rate of 30.0% for the Company versus a provision of $383,000 in the first quarter of 1993 at an effective tax rate of 33.8%. The estimated effective tax rate for 1994 is less than the federal statutory rate of 34.0% because of the anticipated utilization of net operating loss carryforwards and tax credits.

In November 1992 the Financial Accounting Standards Board issued SFAS No. 112 Employers' Accounting for Post Employment Benefits effective for fiscal years beginning after December 15, 1993. Under this statement employers are required to recognize the obligation to provide post employment benefits if the obligation is attributable to employee services already rendered, employee rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of benefits can be reasonably estimated. The Company has adopted this statement effective January 1, 1994 and the cumulative effect of the change in accounting principle as of January 1, 1994 was immaterial.


Liquidity and Capital Resources
_______________________________

The Company generated $5,414,000 of cash before financing activities in the first quarter of 1994, compared with using $639,000 in the first quarter 1993. Working capital at March 31, 1994 decreased by $4,793,000 from December 31, 1993 as a result of significant decreases in accounts receivable and inventories partially offset by a reduction in accounts payable. These decreases are a result of lower revenue in the first quarter of 1994 compared with the fourth quarter of 1993, collection of a large outstanding receivable, and increased inventory controls. The ratio of current assets to current liabilities is constant at3.6:1 at both March 31, 1994 and December 31, 1993. In addition to selling its products, the Company also leases its products under sales-type lease agreements. These lease receivables are availablefor sale as a source of financing.

Long-term debt consisted of $19,515,000 of convertible subordinated debentures and $1,285,000 of indebtedness under an $8,000,000 revolving line of credit with People's Bank, all of which was available based on a formula of eligible receivables (as defined). This line of credit is collateralized by a first lien on substantially all of the Company's assets and is available, subject to maintenance of certain covenants and financial ratios, through March 1, 1996.

There are no significant capital expenditures planned for 1994;
the aggregate amount of spending is anticipated to be close to the level of depreciation for the year.

In the opinion of management, existing financial resources, including cash anticipated to be generated by operations and available under existing credit facilities, will be adequate to meet current and expected operating and capital requirements.


Impact of Inflation
___________________

Inflation did not have a significant impact on the Company during 1993 and is not expected to do so in 1994.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Reference is made to the report on Legal
Proceedingscontained in the Form 10-K for the year ended December
31, 1993.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          (11)  Computation of Earnings Per Share

          Reports on Form 8-K

          The issuer has not filed any reports on Form 8-K during the quarter for which this report is filed.

                           DATA SWITCH CORPORATION


                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         DATA SWITCH CORPORATION
                                         (Registrant)







Date:  March 12, 1994                    /s/ William J. Lifka
                                         William J. Lifka
                                         Chairman, President and
                                         Chief Executive Officer




Date:  March 12, 1994                    /s/ W. James Whittle
                                         W. James Whittle
                                         Vice President and
                                         Chief Financial Officer

                                                        Exhibt 11
                           DATA SWITCH CORPORATION
                   COMPUTATION OF EARNINGS (LOSS) PER SHARE
                        (000's except per share data)

                                      Three Months Ended March 31,
                                             1994          1993
                                      ____________   ____________
Primary

Shares outstanding at the beginning
 of the period                              12,176        12,041

Weighted average number of shares
 issued and issuable share equivalents         140           239
                                        ___________   ___________
Weighted average number of common
 shares outstanding                         12,316        12,280
                                        ___________   ___________
Net income                              $      115    $      749
                                        ___________   ___________

Primary earnings per share              $     0.01    $     0.06
                                        __________    ___________

Fully Diluted
Shares outstanding at the beginning
 of the period                              12,176        12,041

Weighted average number of shares
 issued and issuable share equivalents         140           329

Assumed conversion of debentures             2,820         2,820
                                        ___________   ___________
Weighted average number of shares
 issued and issuable share equivalents
 as adjusted for full dilution              15,136        15,190
                                        ___________   ___________

Net income                              $      115    $      749

Adjustment for interest, net of tax,
 on convertible debentures                     243           243
                                        ___________   ___________
Adjusted net income                     $      358    $      992

Fully diluted earnings per share        $     0.02(a) $     0.07(a)
                                        _____________ _____________

(a) These calculations are submitted in accordance with SEC Release No. 9083, although they are not in accordance with APB opinion No. 15 because the additional incremental shares are anti-dilutive and increase the reported net income per share.