Form 10-K/A
period 1993-12-31
DATA SWITCH CORP
filed 1994-06-14
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended December 31, 1993
                    Commission File Number 0-10745

                         DATA SWITCH CORPORATION
         _____________________________________________________
         (Exact name of Registrant as specified in its Charter)

           DELAWARE                            06-0962862
_______________________________      ____________________________
(State or other jurisdiction of      (IRS Employer Identification
 incorporation)                       Number)

One Enterprise Drive, Shelton, Connecticut           06484
__________________________________________         __________
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code:  (203) 926-1801


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for
the past 90 days.   YES [x]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1994:

Approximately $24,928,300.

Indicate the number of shares outstanding of each of the issuer's classes of common stock and common stock purchase warrants at December 31, 1993.

Securities registered pursuant to Section 12(b) of the Act.


Title of Each Class                 Symbol      Shares Outstanding
___________________                 ______      __________________
Common Stock, $.01                   DASW           12,175,849
 par value, with
 Purchase Rights attached


Common Stock Purchase Warrants       DASWZ             758,184
(expiring December 31, 1995)


ITEM 1 -- BUSINESS

The Company

Data Switch Corporation (referred to as the "Company") designs, develops, manufactures, markets and services products for large scale data center networks. These products include fiber-based systems, channel networking systems, channel switches and data communication switches. The Company's products are intended to facilitate the flow of data through complex information processing resources, such as airline reservation systems, financial networks and common carrier networks. These products reduce system downtime, improve performance and increase total equipment flexibility by switching the flow of data from overloaded or failed equipment to available equipment.

The Company was incorporated in Delaware in April 1977 and became a public company on the over-the- counter market in April 1982. In December 1986, the Company acquired controlling interest in T-Bar Incorporated ("T-Bar"). The remaining outstanding shares were acquired in the third quarter of 1987. T-Bar was merged into the Company in January 1990. The Company continues to manufacture and sell certain of its products under the T-Bar name and logo.

Products

    Product Line Breakdown              % of Total Revenue
                                      1993     1992     1991
                                      ____     ____     ____
    Fiber-Based Systems                20%       2%       0%
    Channel Networking Systems         16       18       22
    Channel Switches                   23       35       36
    Data Communications Switches       10       14       15
    T-Bar Products                      7        8        9
    Service                            20       21       16
    Other                               4        2        2
                                      ____     ____     ____
    Total                             100%     100%     100%



accounting for 24% of total revenues in 1993. Fiber-based systems revenue increased substantially due to the market acceptance of the Company's Fiber Management System, high density fiber channel connectors and fiber switch systems. Channel networking systems revenue increased slightly, with revenue contribution from early customer shipments of the Model DDS 9090 offsetting a decline in channel extenders. Revenue for the Company's channel switches declined due primarily to customers' transition to new IBM fiber-optic-based mainframes and weak international sales. Data communications switch revenue was down as a result of competitive pressures and a modest decline in the market. T-Bar revenue increased slightly despite external production problems.
Service revenue increased due to the increased customer base.


Fiber-Based Systems

The newest generation of IBM mainframes is fiber-based.  Data
Switch offers products that facilitate the connectivity and networking of these new systems.

The Company's Fiber Management System (FMS) consists of pre-assembled fiber-optic cabling and components, as well as a planning and installation service for interconnecting these new data center systems. FMS began shipping in late 1992. FMS prices range from $50,000 to $750,000, depending on the size and complexity of the installation.

Within the data center, a device called a "director" dynamically networks new mainframes and fiber-based peripheral devices. A director can re-distribute data traffic and bypass failed computers, computer channels, or control units, thus enabling companies to avoid downtime. In early 1993, the Company began shipping a High-Density Director Array product. The Company manufactures the Director Array through a reseller agreement for key technology, and adds other features, such as enhanced redundancy, increased density packaging and control features. Prices for the Director Array range from $100,000 to $230,000, depending on the number of connections required.

The new generation of fiber-based mainframes cannot directly communicate with older, copper-based mainframes or peripherals. Protocol converters enable products from the different generations to work together. The Company's High-Density FX (HDFX) converter packages together up to 32 fiber-to-copper protocol systems. The High-Density MX (HDMX) product converts a multi-mode fiber-optic signal into a single mode signal. The High-Density BX (HDBX) product allows older copper-based channels and devices to operate over fiber-optic cables and extends their operational range up to 3km. The High-Density CX (HDCX) product extends the repeat capability of a fiber signal. The first of these products were to $275,000, depending on application requirements.

In mid-1993, the Company introduced the Configuration Change Management System (CCMS), a software support system for multi-generation data centers. CCMS builds a data center configuration database that generates reports and graphical, logical configurations. While applicable across many of the Company's products, CCMS is typically sold with FMS. The CCMS central information database complements FMS by generating its own real-time for use at any point during planning for data center consolidations, migration and equipment changes. The CCMS site license is $25,000.


Channel Networking Systems

The Company's 9090 Distributed Director System (DDS) converts the mainframe's signals for transmission over high-speed telephone company lines to connect to other mainframes, high-speed printers, tape storage units, and workstations at user sites located anywhere in the world. DDS enables a company to share resources, provides alternate paths in case a line fails, and balances traffic over the lines to optimize performance. The Company began customer shipments of DDS in the first half of 1993. The cost of a typical Model 9090 system with support for a multi-site network is approximately $250,000.

Channel extenders provide point-to-point connections between a mainframe and a peripheral. Historically, the layout of large computer facilities was restricted by a 200- or 400-foot copper cable limitation for connecting peripheral equipment to mainframe computers. Channel extension overcomes this limitation. The Company's current primary channel extension products, the Models 9200 and 9400, were introduced in early 1991 to multiplex several channels over one or two high-speed communications lines, thereby providing the customer with greater flexibility and economies than previous products. In late 1992, the Company began shipping an enhanced ChannelPlexer product, which combines eight channels for transmission over a single communications line. These systems range in price from approximately $25,000 to $400,000, depending on application requirements.


Channel Switches

Channel switches serve in copper-based networks of mainframes and peripherals.

The Company's Models 2400, 1800 and 1200 route data between multiple, copper-based mainframe computers and peripheral equipment. The Model 1800 is the industry's largest switch, supporting up to 48 computer channels by 96 device ports. These switches range in price from approximately $25,000 to $2,000,000, depending on size, sophistication and capacity.

The Model 3600 Single and Redundant Matrix switches, introduced in early 1992, offer static matrix switching of non-fiber channels, and integrated fiber-optic switching and conversion, easing the customer's migration to the newer fiber architecture. Prices range from $57,000 to $2,000,000, depending on the modules included.

The HostNet Models 9088 and 9089 dynamically switch as many as 32 computer channels, allowing users to access applications or information residing on any attached computer. The Model 9088 provides local connectivity at channel speeds, and the Model 9089 integrates channel extension to provide high-speed interconnection of computers at different metropolitan sites. These products range in price from approximately $60,000 to $2,000,000.

Data Communications Switches

Data communications switching systems maintain connections between front-end processors attached to a large computer network and potentially thousands of communications lines connecting remote network sites. Typical applications require high availability of communications lines, such as for travel reservation systems and banking automated teller machines. The Company's family of distributed matrix switches includes the Universe, the Monolith-Plus, and the Remote Monitoring Unit. These products can handle communications traffic that ranges in speed from 50 bps to 2.048Mbps. The Universe system handles up to 4,096 ports, and multiple systems can be combined under common control to provide as many as 32,000 available ports. Monolith-Plus is a self-contained 320-port switch that can be upgraded to a satellite cabinet of a Universe system. The Remote Monitoring Unit gives users with communications matrix switches the ability to perform centralized real-time monitoring of remote site communications lines. From a central console, an operator can initiate monitoring of any line attached to the switch at a remote, unmanned data center. A LAN-based network management system provides disaster recovery capability for network control. These systems range in price from approximately $26,000 to $1,500,000, with a typical system price of $350,000.

T-Bar Products

The Company's T-Bar division develops and markets a variety of switches and components for voice, video and data applications. T-Bar's exclusive multi-pole relay is used in military applications demanding the highest reliability in potentially harsh operating environments. These products range in price from $65 to $900.

The Variswitch product provides sparing for critical network components and systems. Value-added resellers for mini-computer systems integrate the Variswitch into their products to address failsafe applications. Switching is provided for LANs, voice, fiber-optics and data channels in addition to all standard data communications interfaces. The Variswitch ranges in price from $5,000 to $300,000.

T-Bar offers switching, monitoring and cable management products for the fiber-optic market. T-Bar's Optiswitch product is a photonic matrix switch transparent to speed and protocol. The Optiswitch product is typically priced from $15,000 to $162,000.

T-Bar expanded into the LAN management market with the announcement of LANtap in August 1993. LANtap reduces the expense of managing large LAN networks by sharing expensive diagnostic equipment and facilitating centralized remote testing. The Company will begin shipment of this product in the first quarter of 1994.


Sales and Marketing; Foreign Sales; and Backlog

The Company's customers are large companies with IBM and IBM-compatible mainframe computers and related peripheral devices. Typical customers include airlines, telecommunications companies, manufacturing firms, power utilities, insurance companies, banks and securities firms.

The Company has a worldwide sales force of 76 sales managers, representatives and systems engineers, located in 26 offices throughout the United States and overseas. Products are sold internationally through wholly-owned subsidiaries in Canada, the United Kingdom, Germany, and Italy, and through independent distributors worldwide.

The Company does not emphasize financing as part of its sales and marketing efforts. The Company maintains a leasing arrangement for customers who elect lease financing. Sales-type leases accounted for approximately 2% of the Company's annual sales in 1993 and 8% in 1992. The equipment leases generally range from two to five years and include an option to purchase the equipment at the end of the lease term.

The Company generally sells its equipment with a 90-day warranty covering both parts and labor. The Company also provides installation and maintenance services for its products. As of February 1, 1994, the Company had 97 service personnel located in 26 offices in the United States and overseas. The Company also provides service to certain of its customers through third-party arrangements.

For the year ended December 31, 1993, the Company's sales to customers in foreign countries were approximately $17,000,000, representing approximately 18% of sales compared to $19,800,000, or 24% of sales, in 1992 and $28,100,000, or 27% of sales, in 1991, reflecting a decrease in sales in all foreign markets from 1992 to

1993 and the severe adverse impact of European economic conditions from 1991 to 1992. In 1993, the company established a direct sales subsidiary in Italy and signed reseller agreements with IBM Japan and Hitachi Data Systems. The Company expects to increase its market presence in foreign countries in 1994.

All product orders are generally cancelable without penalty to the customer. Substantially all of the Company's backlog is shipped within 90 days. Backlog at any particular date depends on the timing of orders, and therefore is not necessarily a reliable indicator of future sales over an extended period of time. The Company did not experience a material amount of order cancellations in 1993 or 1992. The Company's backlog was approximately $7,781,000 at December 31, 1993, compared with approximately $12,003,000 at December 31, 1992.

During 1992 Data Switch received two multi-million dollar, multi-year contracts from the Federal Reserve and Harris Corporation. The Federal Reserve's contract with the Company is for communication switches and control systems for its network modernization program. Harris Corporation's contract with the Company is for communications switching equipment for its project to modernize the nation's air traffic control system. During 1993 the Federal Reserve and Harris Corporation purchased $2.2 million and $1.1 million, respectively, of goods related to these contracts. These contracts are subject to change and are thus not included in the backlog. However, it is anticipated that future releases under these contracts will amount to $2.8 million and $2.0 million for the Federal Reserve and Harris Corporation, respectively.


Engineering and Development

The industry in which the Company operates is subject to rapid technological change. The Company is committed to the development of new products and the application of new technologies to existing products. Engineering and development activities resulted in expenditures of $12,970,000, $12,725,000 and $11,733,000 for the
years ended December 31, 1993, 1992 and 1991, respectively. Engineering and development expenditures are expensed as incurred. The Company anticipates engineering and development expenditures of approximately $12,000,000 in 1994.


Manufacturing

Manufacturing operations consist of the assembly and testing of equipment. Some assemblies are fabricated from purchased components, and other subsystems are manufactured and assembled by third parties. All components and assembled equipment undergo rigorous quality-control testing as part of the manufacturing process. Components and subassemblies are generally available from more than one source. The Company has not experienced any significant difficulties or delays in securing components.


Competition

The marketing for data center networking equipment is intensely competitive. Competition is based on technology, equipment features, quality, availability, price and service. The Company believes that it is competitive in all of these areas.

In the fiber-based systems market, the Company primarily competes with IBM and regional cabling companies. Conversion products are sold by Comparex, IBM, Fibercom, McData and other companies. While IBM holds the dominant market share, it does not offer a high-density product with enhanced redundancy features, which the Company does. In addition, the IBM-compatible mainframe manufacturers do not make protocol conversion products. Data Switch competes with IBM and a small number of resellers in the director market.

In the field of channel networking and channel extension, the Company competes with Computer Network Technology and Network
Systems Corporation. A number of other companies also manufacture and market channel extension products.

In the channel switching market, the Company traditionally sold against IBM. The Company believes that IBM no longer actively markets switching systems that support its older-architecture mainframes because IBM is emphasizing its new fiber-based systems.

Principal competitors in the data communications switching market include Telenex (a division of General Signal), Bytex, which was acquired by Network Systems in mid-1993 and Dynatech.

T-Bar primarily competes with Hadax Electronics and Telenex.


Employees

As of February 1, 1994, the Company had a total of 479 employees, including 9 officers, 59 administrative personnel, 219 sales, service and marketing personnel, 85 engineering personnel and 107 production personnel. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with its employees to be good.

Patents and Trademarks

The Company has registered the name "DATA SWITCH". The Company also acquired certain patents and trademarks in connection with its acquisition of T-Bar, including the trademark "T-BAR". The Company believes that although its patents and trademarks have value, they are not material to its businesses, either individually or in the aggregate.


ITEM 2 -- PROPERTIES

The Company currently leases a 59,000-square-foot facility in Shelton, Connecticut, for its executive, administrative, sales and engineering offices. The lease has a current annual rent of

$1,021,000 and expires in 2005, with a no-cost cancellation option in mid-1995. The Company leases production facilities and office space of approximately 64,000 square feet in Orange, Connecticut, under a lease expiring June 30, 1995, with a two and one-half year renewal option. Annual rental in 1994 will be approximately $308,000. The Company also leases approximately 23,000 square feet in Milford, Connecticut which was formerly used for manufacturing purposes at an annual rental of $156,000 under a lease expiring June 30, 1997, with a renewal option through June 30, 2002. The Company has sublet approximately 7,300 square feet of this facility at an annual rental income of $36,000. The Company is currently using the remainder of such space as a warehouse facility, but is attempting to sublet such space. The Company believes that the current facilities are adequate for anticipated operating requirements.

The Company leases sales or service office space in 27 cities in the United States, Canada and Europe. The leases have varying expirations through March 2013, and the aggregate annual rent is currently approximately $1,118,000.

ITEM 3 -- LEGAL PROCEEDINGS

A former officer of the Company who sued the Company for breach of an alleged promise of lifetime employment was awarded a jury verdict of $413,000 in October 1991. In May 1993, the court granted the Company's motion to set aside the verdict. Such former officer has appealed the court's decision. The Company believes that it has meritorious grounds on which to defend such appeal.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.











                                      PART II


ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK
          AND RELATED STOCKHOLDER MATTERS


The common stock and the warrants (see Note 10 to the Consolidated Financial Statements) of the Company are traded on the over-the-counter market under the NASDAQ symbols DASW and DASWZ, respectively. The following table sets forth the quarterly high and low trade prices for each of the common stock and the warrants as reported by NASDAQ for the periods indicated.

Common Stock (DASW)($'s)
                                      High                  Low
1992

First Quarter                         3-3/8                 1-3/4
Second Quarter                        2-1/2                   7/8
Third Quarter                         2-3/8                1-5/16
Fourth Quarter                        2-7/8                 1-5/8


1993

First Quarter                         4-5/8                2-3/16
Second Quarter                        4-1/4                 2-5/8
Third Quarter                         3-3/8                 1-7/8
Fourth Quarter                        2-3/4                 1-1/2

1995 Warrants (DASWZ)($'s)
                                      High                  Low
1992

First Quarter                             1                   3/4
Second Quarter                          7/8                   1/2
Third Quarter                           3/4                   1/2
Fourth Quarter                          3/4                   5/8

1993

First Quarter                         1-7/8                 11/16
Second Quarter                        1-1/2                 1-1/8
Third Quarter                         1-1/4                     1
Fourth Quarter                        1-1/4                 1-1/8

On February 28, 1994 the closing price of the common stock, as reported by NASDAQ, was $2.50 per share. The closing price of the 1995 Warrants was $1.13 per warrant. As of February 28, 1994, there were approximately 2,400 holders of record of the Company's common stock and 24 holders of record of the 1995 Warrants.


Dividend Policy

The Company has never paid a cash dividend on its common stock and does not contemplate doing so in the forseeable future.


ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations data of the Company for the five years ended December 31, 1989 through 1993, and selected consolidated balance sheet data as of December 31 for each of the five years. Such selected consolidated financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction therewith and the related footnotes thereto.

                                 Years Ended December 31,
                    _____________________________________________
                      1993     1992     1991      1990      1989
STATEMENT OF
OPERATIONS DATA              (000's except per share data)
Revenues, net       $95,078  $84,020  $103,000  $121,798  $106,385
Cost of revenues     55,042   42,682    52,147    59,441    53,361
                    ________ ________ _________ _________ _________
 Gross profit        40,036   41,338    50,853    62,357    53,024
Selling, general
and administrative   24,994   26,705    32,827    34,142    32,138
Engineering and
 development         12,970   12,725    11,733    11,915    10,861
Restructuring
 charge (a)           1,780        -         -         -         -
Goodwill amorti-
 zation and
 write-down (b)         171      171    34,450     2,888     3,041
                    ________ ________ _________ _________ _________
  Income (loss)
  from operations       121    1,737   (28,157)   13,412     6,984
Other expense        (2,189)  (2,978)   (3,775)   (5,269)   (6,980)
                    ________ ________ _________ _________ _________
  Income (loss)
  before income
  taxes              (2,068)  (1,241)  (31,932)    8,143         4


Provision for
(benefit from)
income taxes            (75)    (228)      916     4,872     1,114
                    ________ ________ _________ _________ _________
  Income (loss)
  before extra-
  ordinary gain      (1,993)  (1,013)  (32,848)    3,271    (1,110)
Extraordinary
  gain (c)                -        -       425     2,820       578
                    ________ ________ _________ _________ _________
Net income (loss)   $(1,993) $(1,013) $(32,423) $  6,091  $   (532)
Income (loss)       ======== ======== ========= ========= =========
 before extra-
 ordinary gain
 per common share   $ (0.16) $ (0.08) $  (2.76) $   0.28  $  (0.10)
Net income (loss)   ======== ======== ========= ========= =========
 per common
 share (d)          $ (0.16) $ (0.08) $  (2.73) $   0.52  $  (0.05)
Weighted average    ======== ======== ========= ========= =========
 number of common
  and common
  equivalent
  shares
  outstanding        12,120   11,993    11,892    11,693    11,157

                                        December 31,
                    _____________________________________________
                      1993     1992     1991     1990     1989
BALANCE SHEET DATA                      (000's)
Working capital     $34,350  $27,786  $ 40,756  $ 41,167  $ 44,663
Total assets         60,284   56,814    68,685   104,865   126,484
Short-term debt
 and current
 portion of
 long-term
 debt and
 capital lease
 obligations            240    1,095     1,780       726     5,825
Capital lease
 obligations,
 less current
 portion                724      646       576       441       617
Long-term debt,
 less current
  portion            25,487   19,515    30,614    33,952    54,449
Redeemable
 warrants               885      802       718       635         -
Total share-
 holders' equity     19,663   21,476    22,724    54,999    47,866



(a) In the fourth quarter of 1993, the Company reduced its workforce by approximately 10% and accrued the cost of severance and related expenses.
(b) In the third quarter of 1991, the Company wrote down goodwill associated with the T-Bar purchase, to estimated recoverable value of $2.4 million, and wrote off the goodwill associated with the purchase of the minority interest in IntelliNet Corporation. The charge amounted to $32,996,000.
(c) Net gain from exchange of convertible debentures in 1990 and from repurchases of debt in 1991, 1990 and 1989.
(d) The Company has never paid a cash dividend on its common stock.


ITEM 7 --      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1993 vs 1992

The Company's product revenues increased in 1993 due to the shipment of new products. Product revenues increased 14.1% compared with 1992, reversing a trend of declining revenues from 1990 to 1992. Revenues in 1994 are expected to be stable or increase slightly as new product revenues continue to increase while established product lines decline. However, it is difficult to predict with certainty the speed of transition from the older copper-based technology to the newer fiber-based products. Service revenues increased 9.6% from 1992, due to an increase in the installed base, but are not expected to increase significantly in 1994. Revenues in Europe declined from $13,096,000 in 1992 to $12,254,000 in 1993 due to continued weak economic conditions and as a result the European operations reported a loss of $504,000 in 1993. The Company does not expect a decline to continue in the European market due to anticipated results from its new Italian subsidiary coupled with steps taken to strengthen the European organization. The Company reported a net loss of $1,993,000 in 1993 compared with a net loss of $1,013,000 in 1992. The net loss in 1993 included a one-time pre-tax restructuring charge of $1,780,000 for employee severance and related expenses as the Company reduced its staffing levels approximately 10% to structure the Company to operate profitably at current revenue levels. The accrued costs of this restructuring will be expended by the end of 1994. The future reduction in annual employee costs is anticipated to be approximately $3,000,000.

Cost of product revenues increased in 1993 to 56.3% from 46.7% in 1992. Cost of service revenues declined to 64.2% in 1993 from 66.1% in 1992. The increase in cost of product revenues resulted primarily from product mix, including a significant increase in sales by the Company of products manufactured by third parties, which products have lower gross margins than those manufactured by the Company. The Company also experienced a decline in margins due to discounts on large dollar sales. The Company believes that in 1994 the cost of product revenues will be similar to such costs in 1993.

The Company reduced operating expenses in 1993, including a $1,711,000 reduction in selling, general and administrative expenses. This decrease was achieved through the consolidation of facilities in 1993, and a smaller average workforce in 1993 versus 1992. As a result of these savings and increased revenues in 1993, selling, general and administrative expenses as a percentage of revenue decreased to 26.3% in 1993 compared with 31.8% in 1992.

Engineering and development expenditures increased to $12,970,000 in 1993 from $12,725,000 in 1992, comprising 13.6% and 15.1% of revenues in 1993 and 1992, respectively. These expenditures supported development of strategic new products which began shipping in 1993. The Company anticipates spending approximately $12,000,000 in engineering and development in 1994.

Although long and short-term debt outstanding was $5,195,000 more (including capital lease obligations) at December 31, 1993 than at December 31, 1992, interest expense was substantially less in 1993 versus 1992 because the average outstanding debt and interest rates were lower in 1993 than 1992.

The Company recorded an income tax benefit in 1993 primarily as a result of the reversal of temporary differences on which the Company had previously provided deferred taxes. The tax benefit in amount and percentage was lower in 1993 than in 1992, as a result of limitations on the ability to recognize the tax benefit of both domestic and foreign subsidiary losses. The Company adopted SFAS No. 109, Accounting for Income Taxes in 1993. The net effect of adoption of the statement was not material to the consolidated results of operations or financial position of the Company.

In November 1992 the Financial Accounting Standards Board issued SFAS No. 112 Employers' Accounting for Post Employment Benefits effective for fiscal years beginning after December 15, 1993.
Under this statement employers are required to recognize the obligation to provide post employment benefits if the obligation is attributable to employee services already rendered, employee rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of benefits can be reasonably estimated. The Company believes that the net effect of adoption of the statement will not be material to the consolidated results of operations or financial position of the Company.





1992 vs 1991

The Company's revenues declined in 1992 due to a continued weak economy both domestically and in major foreign markets. Also revenue anticipated from new product sales was not attained due to a delay in shipment of new products. Due to late release of new products, shipment of these products did not begin until the first quarter of 1993, delaying revenue recognition until the second quarter of 1993. Service revenues increased 4.8% compared with 1991, while product revenues decreased 23.0% from 1991. Revenues in Europe declined from $18,208,000 in 1991 to $13,096,000 in 1992 due to weakened economic conditions in that area and as a result the European operations reported a loss of $372,000 in 1992.
The Company reported a net loss of $1,013,000 in 1992 compared with a net loss of $32,423,000 in 1991. The net loss in 1991 included a goodwill write-down of $32,996,000 and an extraordinary gain of $425,000.

Cost of product revenues increased slightly in 1992 to 46.7% from 45.9% in 1991. Cost of service revenues declined significantly to 66.1% in 1992 from 74.7% in 1991. The reduction in cost of service revenues resulted from a revenue increase of $816,000, generated from the increased installed base, while costs decreased $911,000 as the Company reduced service overhead expenditures.

The Company reduced operational expenses substantially in 1992, including a $6,122,000 reduction in selling, general and administrative expenses. This decrease in expenses was achieved primarily through a workforce reduction of approximately 18%. As a result of these savings, although revenues declined 18.4% in 1992, selling, general and administrative expenses as a percentage of revenue did not increase, remaining at 31.8% in 1992 compared with 31.9% in 1991.

The significant reduction in selling, general and administrative costs allowed the Company to redirect some of these savings to product development. Engineering and development expenditures increased to $12,725,000 in 1992 from $11,733,000 in 1991, comprising 15.1% and 11.4% of revenues in 1992 and 1991, respectively. These expenditures supported development of strategic new products that began shipment in 1993.

In the third quarter of 1991 the Company wrote down goodwill associated with the purchase of T-Bar, to estimated recoverable value of approximately $2.4 million, and wrote off goodwill associated with the purchase of the minority interest in IntelliNet Corporation. This write-down, which amounted to $32,996,000, resulted from the assessment of the data communications product line and the IntelliNet product which is sold in conjunction with the Company's data communications products. T-Bar was acquired in 1986 and had three primary product lines: (i) a data processing switch which was less technologically advanced than that of Data Switch; (ii) a data communication matrix switch that was substantially ahead of Data Switch's product offering; and (iii) a range of small switches and components which was a declining and relatively small product line. The Company's intention at the time of the acquisition was to emphasize the product strengths of each company, that is, the T-Bar data communication matrix switch and the Data Switch data processing switch.

This strategy was followed with some success and these product line revenues grew through 1988, but the data communication revenues began to decline in 1989. During this period the Company invested heavily in the next generation data communication switch which was introduced in 1990. Initial market acceptance of the new Universe switch produced an increase in revenues in the second half of 1990 and the expectation for continued profitability in the data communication line was high. However, this anticipated growth was not sustained and the first half of 1991 reflected a 25% decline versus second half of 1990.

In addition to these trends, in September 1991 IBM made significant product announcements that caused many competitors in the industry, including the Company, to re-examine its long-term strategy. These announcements made it clear that there was to be an imminent range of products used in the mainframe environment for which the Company had no products that could compete with the IBM Escon product line.

Also, the demand for the Company's existing data processing switches would be negatively impacted by the new architecture. Management determined that failure to respond to the change in market condition caused by the introduction of the IBM Escon architecture would have resulted in a major continuing deterioration in the Company's operating results within a two to three year time-frame. As a result the Company decided to put the majority of its development emphasis on the data processing product line. The Company believes these factors resulted in an impairment to the value of the goodwill, and it wrote down goodwill to its estimated recoverable value.

Interest expense declined significantly as a result of reduced debt levels achieved through positive cash flow in 1992.

The Company recorded an income tax benefit in 1992 primarily as a result of foreign subsidiary losses, which can be carried-back to offset taxes in prior profitable years. The effective tax rate, excluding goodwill amortization and write-down from pre-tax income, was lower in 1992 than in 1991, as a result of domestic losses for which no income tax benefit was recognized in 1992.

Liquidity and Capital Resources

The Company used $7,258,000 of cash before financing activities in 1993, compared to generating $12,880,000 in 1992. As of December 31, 1993 the Company had working capital of $34,350,000 reflecting an increase of $6,564,000 from the prior year. The cash used before financing activities and this increase in working capital was primarily a result of the increase in accounts receivable during the year, which was generated from increased revenues in 1993. In addition to selling its products, the Company also leases its products under sales-type lease agreements. These lease receivables are available for sale as a source of financing. The Company received approximately $3,043,000 in 1993 from the sale of leases.

The ratio of current assets to current liabilities was 3.6:1 at year-end 1993 compared to 3.0:1 at year-end 1992.

Long-term debt consisted of $19,515,000 of convertible subordinated debentures and $5,972,000 of indebtedness under a revolving line of credit of $8,000,000 with People's Bank all of which was available based on a formula of eligible receivables (as defined). This line of credit is collateralized by a first lien on substantially all of the Company's assets, and is available, subject to maintenance of certain covenants and financial ratios, through March 1, 1996. At December 31, 1993 the Company was not in compliance with a financial covenant contained in its credit agreement; however the Company has obtained a waiver of this covenant for 1993.
There are no significant capital expenditures planned for 1994; the aggregate amount of spending is anticipated to be close to the level of depreciation for the year.

In the opinion of management, existing financial resources, including cash anticipated to be generated by operations and available under existing credit facilities, will be adequate to meet current and expected operating and capital requirements.


Impact of Inflation

Inflation did not have a significant impact on the Company during 1991, 1992 and 1993, and is not expected to do so in 1994.


ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEX
                                                           Page No.

Financial Statements

Report of Independent Accountants                             16

Consolidated Balance Sheets - December 31, 1993 and 1992      17

Consolidated Statements of Operations
  for the years ended December 31, 1993, 1992 and 1991        18




Consolidated Statements of Cash Flows
  for the years ended December 31, 1993, 1992 and 1991        19

Consolidated Statements of Shareholders' Equity
  for the years ended December 31, 1993, 1992 and 1991        20

Notes to Consolidated Financial Statements                    21

Schedules (Refer to Item 14)                                  43


                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Data Switch Corporation

We have audited the consolidated financial statements and the financial statement schedules of Data Switch Corporation listed in the index of consolidated financial statements and schedules in
Item 8 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Switch Corporation at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand

Stamford, Connecticut
February 11, 1994, except
for Note 9, as to which
the date is March 22, 1994


                            DATA SWITCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (000's except share data)
                                              December 31,
                                       __________________________
                                         1993              1992
                                         ____              ____
Current assets:
Cash and cash equivalents              $    491          $  2,208
Accounts receivable
 (net of allowance for doubtful
  accounts of $656 in 1993
  and 1992)                              25,245            16,222
Income taxes receivable                     144               581
Lease receivables, net                    1,095             1,799
Inventories                              19,795            20,008
Prepaid expenses and other                  966             1,066
                                       _________         _________
 Total current assets                    47,736            41,884

Long-term lease receivables, net          3,135             4,867
Property and equipment, net               5,801             6,177
Goodwill, net                             2,469             2,640
Other                                     1,143             1,246
                                       _________         _________
 Total assets                          $ 60,284          $ 56,814
                                       =========         =========

Current liabilities:
 Accounts payable, trade               $  5,253          $  3,711
 Short-term debt                              -               606
 Current portion of long-term debt            -               165
 Accrued compensation                     2,368             1,476
 Other accrued liabilities                4,889             7,388
 Income taxes payable                        37                15
 Other taxes payable                        599               413
 Current portion of capital lease
  obligations                               240               324
                                       _________         _________
  Total current liabilities              13,386            14,098

Long-term debt, less current portion     25,487            19,515
Capital lease obligations, less
 current portion                            724               646
Deferred income taxes                       139               277

Contingencies

Redeemable warrants                         885               802



Shareholders' equity:
 Common stock, $.01 par value;
  authorized 20,000,000 shares;
  issued 12,224,278 and 12,089,131
  shares at December 31, 1993
  and 1992, respectively                    122               121
 Additional paid-in capital              50,413            50,226
 Accumulated deficit                    (30,287)          (28,294)
 Cumulative translation adjustment         (272)             (210)
 Less:
  Receivables from stock purchases          (24)              (78)
  Treasury stock, at cost
  (48,429 shares in 1993 and 1992)         (289)             (289)
                                       _________         _________
  Total shareholders' equity             19,663            21,476
                                       _________         _________
Total liabilities and shareholders'
  equity                               $ 60,284          $ 56,814
                                       =========         =========

The accompanying notes are an integral part of the consolidated financial statements.


                            DATA SWITCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's except per share data)
                                   For the Years Ended December 31,
                                   ________________________________
                                       1993       1992       1991
                                    _________  _________  _________
Revenues:
 Product revenues                   $ 75,739   $ 66,368   $ 86,164
 Service revenues                     19,339     17,652     16,836
                                    _________  _________  _________
 Revenues, net                        95,078     84,020    103,000
Cost of revenues:
 Cost of product revenues             42,617     31,012     39,566
 Cost of service revenues             12,425     11,670     12,581
                                    _________  _________  _________
 Cost of revenues                     55,042     42,682     52,147

  Gross profit                        40,036     41,338     50,853

Operating expenses:
 Selling, general and administrative  24,994     26,705     32,827
 Engineering and development          12,970     12,725     11,733
 Restructuring charge                  1,780           -         -



 Goodwill amortization and
  write-down                             171        171     34,450
                                    _________  _________  _________
 Total operating expenses             39,915     39,601     79,010

 Income (loss) from operations           121      1,737    (28,157)

Other income (expense):
 Interest expense                     (2,077)    (2,684)    (3,817)
 Foreign exchange gain (loss)            (87)      (207)       144
 Other, net                              (25)       (87)      (102)
                                    _________  _________  _________
 Total other income (expense)         (2,189)    (2,978)    (3,775)

Loss before income taxes              (2,068)    (1,241)   (31,932)

Provision for (benefit from)
 income taxes                            (75)      (228)       916
                                    _________  _________  _________

Loss before extraordinary gain        (1,993)    (1,013)   (32,848)

Extraordinary gain on repurchase
 of debt (net of $291 of taxes
 in 1991)                                  -          -        425
                                    _________  _________  _________

Net loss                            $ (1,993)  $ (1,013)  $(32,423)
                                    =========  =========  =========

Primary loss per share before
 extraordinary gain                 $   (.16)  $   (.08)  $  (2.76)

Extraordinary gain per share               -          -        .03
                                    _________  _________  _________

Primary loss per share after
 extraordinary gain                 $   (.16)  $   (.08)  $  (2.73)
                                    =========  =========  =========

Fully diluted earnings per share
after extraordinary gain            $     (a)  $     (a)  $     (a)
                                    =========  =========  =========

Weighted average number of common
  shares outstanding                  12,120     11,993     11,892
                                    =========  =========  =========

(a) Not presented as a result of being anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.



                            DATA SWITCH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000's)
                                 For the Years Ended December 31,
                                 ________________________________
                                       1993       1992       1991
Cash flows from operating activities:
 Net loss                           $ (1,993)  $ (1,013)  $(32,423)

Adjustments to reconcile net
 loss to net cash provided by
 operating activities:
  Depreciation                         3,492      3,208      4,193
  Goodwill amortization and
  write-down                             171        171     34,450
  Effect of utilizing acquired
  NOLs                                     -          -        822
  Deferred income taxes                 (130)        19       (335)
  Extraordinary gain                       -          -       (425)
  Changes in operating assets
  and liabilities:
   (Increase) decrease in:
     Receivables                      (6,710)    12,185     (2,473)
     Inventories                         491       (163)     2,063
     Prepaid expenses and other          517       (668)        93
   Increase (decrease) in:
     Accounts payable, trade           1,551       (986)     1,114
     Accruals                         (1,562)     2,356       (480)
     Income taxes payable                 22        (79)    (1,905)
     Other taxes payable                 197          9       (163)
Other, net                               199        640        341

 Net cash provided (used) by
 operating activities                 (3,755)    15,679      4,872

Cash flows from investing
 activities:
 Property and equipment additions     (3,503)    (2,799)    (3,245)
 Acquisition of minority interest
 in subsidiaries                           -          -       (701)

 Net cash used in investing
  activities                          (3,503)    (2,799)    (3,946)

 Net cash provided (used) before
  financing activities                (7,258)    12,880        926

Cash flows from financing
 activities:
 Net payments of short-term debt        (598)    (8,156)      (160)


 Proceeds under long-term
 borrowings                           36,523     10,042     34,071

 Principal payments and
 repurchases under long-term
 borrowings                          (30,723)   (13,424)   (35,488)
 Proceeds from issuance of
 common stock                            325        244        441

 Net cash provided (used) by
 financing activities                  5,527    (11,294)    (1,136)

Effect of exchange rate
 changes on cash                          14       (131)      (167)

Net increase (decrease) in cash
 and cash equivalents                 (1,717)      1,455      (377)

Cash and cash equivalents at
 beginning of the period               2,208         753     1,130

Cash and cash equivalents at
 end of the period                  $    491   $   2,208  $    753

Supplemental disclosures of cash
 flow information:
Cash paid (received) during the
 period for:
 Interest                           $  1,913    $   2,419  $  3,757
 Income taxes                       $   (405)   $     178  $  2,342

The accompanying notes are an integral part of the consolidated financial statements.

                        DATA SWITCH CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         Principles of Consolidation:

         The consolidated financial statements include the accounts of Data Switch Corporation and its subsidiaries (the
         "Company"). All intercompany transactions and balances are eliminated.

         Inventories:

         Inventories are stated at the lower of cost, which approximates a first-in, first-out basis, or market.



         Property and Equipment:

         Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of two to ten years or, in the case of leasehold improvements, over the term of the lease, if shorter.
         The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is charged to income.

         Goodwill:

         The excess of cost over the fair value of net assets acquired in ChannelNet minority interest acquisitions is being amortized using the straight-line method over 10 years. The excess of cost over the fair value of net assets acquired in T-Bar and IntelliNet purchases had been amortized using the straight-line method over periods of 10 to 25 years. The Company assesses the recoverability of goodwill on acquired lines of business by determining whether amortization of goodwill over its original estimated useful life can be recovered through estimated future undiscounted operating income, excluding goodwill amortization. (See Note 4.)

         Deferred Debt Issuance Costs:

         Included in other assets in 1993 and 1992 are deferred debt issuance costs. These costs are being amortized over the term of the debt and are being included in the determination of any gain or loss realized as debt is retired.

         Revenue Recognition:

         The Company recognizes revenues from system sales and sales-type leases when risk of loss transfers to the customer, generally when the equipment is shipped. On new products or substantial modifications to existing products, revenue is deferred until customer acceptance. Unearned finance income on sales-type leases is recognized over the lease term. Service revenues are recognized over the contractual period for maintenance contracts, or as services are performed. Rental income on systems leased to customers under operating leases is recorded monthly, as earned.

         Warranty:

         It is the Company's general policy to give 90 day warranties on its product sales. Estimated warranty expense is accrued in cost of sales in connection with product sales.


         Income Taxes:

         In 1991 and 1992, the Company used the liability method of accounting for income taxes. In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), effective January 1, 1993. The cumulative effect of the change in accounting principle as of January 1, 1993 was not material to the consolidated results of operations or financial position of the Company.

         Foreign Currency Translation:

         The Company recognizes the local currency of its European subsidiaries as their functional currency and accordingly, translates assets and liabilities at year-end exchange rates and revenue and expense items at average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

         Cash Flows:

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Earnings Per Share:

         Primary earnings per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents that would arise from the exercise of stock options and stock warrants, where not anti-dilutive.

         Fully diluted earnings per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents that would arise from the exercise of stock options and stock warrants, where not anti-dilutive, plus the effect of the additional shares arising from the conversion of the convertible subordinated debentures.













2.       Inventories

         Inventories consist of the following as of December 31, 1993 and 1992:

                                                  (000's)
                                             1993         1992
                                          ________     ________
         Raw materials                    $ 11,075     $ 10,094
         Systems in process                  1,821        1,903
         Finished goods                      5,409        5,741
         Demonstration equipment             1,490        2,270
                                          ________     ________
              Total                       $ 19,795     $ 20,008
                                          ========     ========

3.       Property and Equipment

         Property and equipment include the following as of December 31, 1993 and 1992:

                                                  (000's)
                                             1993         1992
                                          ________     _________
         Machinery and equipment          $ 17,362     $  16,805
         Furniture, fixtures,
           and leasehold
           improvements                     10,790        11,777
         Equipment under capital
           leases                            1,395         1,475
         Systems leased to customers         1,411           991
                                          ________     _________
                                            30,958        31,048

         Less, accumulated depreci-
           ation and amortization          (25,157)      (24,871)
         Net property and equipment       $  5,801     $   6,177

4.       Goodwill

         In the third quarter of 1991 the Company wrote down goodwill associated with the purchase of T-Bar to estimated recoverable value of approximately $2.4 million, and wrote off goodwill associated with the purchase of the minority interest in IntelliNet Corporation. This write-down, which amounted to $32,996,000, resulted from the assessment of the data communications product line and the IntelliNet product which is sold in conjunction with the Company's data communications products.

         To the extent that T-Bar pre-acquisition net operating loss carryforwards and tax credit carryforwards are utilized, the Company recognizes income tax expense and reduces goodwill rather than recognizing a tax benefit. Goodwill consisted of the following at December 31, 1993 and 1992:

                                                  (000's)
                                             1993         1992
                                          ________     ________
         Goodwill - gross                 $ 51,444     $ 51,444
         Benefit from pre-acquisition
           NOL carryforwards utilized       (5,505)      (5,505)
         Amortization/Write-down           (43,470)     (43,299)
                                          _________    _________
         Goodwill, net                    $  2,469     $  2,640
                                          =========    =========

5.       Leasing Arrangements, as Lessor

         Sales-Type Leases:

         In addition to selling its products, the Company also leases its products under sales-type lease agreements expiring at various dates through 1998. The Company's net investment in sales-type leases consists of the following as of December 31, 1993 and 1992:

                                                  (000's)
                                             1993         1992
                                          ________     ________
         Minimum lease payments
           receivable                     $  2,673     $  5,740
         Estimated unguaranteed
           residual values                   1,955        1,728
         Less, unearned finance income        (398)        (802)
                                          _________    _________
         Lease receivables, net              4,230        6,666
         Less, current portion              (1,095)      (1,799)
                                          _________    _________
         Long-term portion                $  3,135     $  4,867
                                          =========    =========





         Estimated unguaranteed residual values include those related to lease receivables sold to third parties.

         Future minimum amounts receivable at December 31, 1993 under sales-type leases for the next five years were:


                                           (000's)
                                          ________
         1994                             $  1,154
         1995                                  835
         1996                                  458
         1997                                  177
         1998                                   49

         The Company has entered into various arrangements for the sale of lease receivables under which the Company received proceeds of approximately $3,043,000 in 1993, $3,906,000 in 1992 and $3,288,000 in 1991. As of December 31, 1993
         and December 31, 1992, lease receivables sold under these arrangements totaled $4,747,000 and $6,015,000, respectively. In the event of a default by a lessee, recourse is limited to the collateralized equipment, with an estimated unguaranteed residual value of $1,134,000 and $893,000 at December 31, 1993 and 1992, respectively.

         Operating Leases:

         The Company leases systems to customers under operating leases, generally with terms of up to 24 months, with provisions for early termination with a penalty.

6.       Leasing Arrangements, As Lessee

         Operating Leases:

         The Company conducts all of its operations from leased facilities. Future minimum rental payments at December
         31, 1993 under non-cancelable operating leases were as follows:

                                           (000's)
                                          ________
         1994                             $  2,463
         1995                                1,579
         1996                                  769
         1997                                  547
         1998                                  309
         Thereafter                          2,260
                                          ________
         Total                            $  7,927
                                          ========



         The rent expense for all leased facilities amounted to $2,704,000, $3,117,000, and $3,314,000 for 1993, 1992
         and 1991, respectively.

         Capital Leases:

         The Company leases equipment and automobiles (included in property and equipment) under capital lease agreements that extend through 1998. Depreciation expense on these assets amounted to $253,000, $374,000 and $467,000 for
         1992 and 1991, respectively. As of December 31, 1993, equipment under capital leases had a net book value of $838,000.

         Future minimum lease payments under capital leases, together with the present value of such payments as of December 31, 1993, were as follows:

                                           (000's)
                                          ________
         1994                             $    310
         1995                                  269
         1996                                  215
         1997                                  200
         1998                                  148
                                          ________
         Total                               1,142
         Less, imputed interest (at
           rates ranging from
           7.25% to 12.0%)                    (178)
         Present value of capital
           lease obligations                   964
         Less, current portion                (240)
                                          _________
         Long-term portion                $    724
                                          =========

7.       Other Accrued Liabilities

         Included in other accrued liabilities are deferred revenues related to maintenance contracts of $1,126,000 and $1,385,000 at December 31, 1993 and 1992, respectively and a prepayment for an order delivered in the first quarter of 1993 of $1,670,000 at December 31, 1992.

8.       Short-Term Debt

         Borrowings from banks of the Company's foreign subsidiaries, collateralized by the subsidiaries' receivables, were included in short-term debt at December 31, 1993, 1992 and 1991. All borrowings were paid off by March, 1993. Average borrowings were computed using month end balances. Weighted average interest rate was calculated using total interest for the year divided by average borrowings.

                                (000's except interest rate)

                                1993         1992         1991
                             ________     ________     ________
         Average borrowings  $     91     $    601     $      -
         Maximum borrowings       905        1,256            -
         Weighted average
           annual interest        8.9%        12.1%           -
           rate
         Weighted average
           interest
           rate at year end         -         11.2%           -
         Balance out-
           standing, end
           of year           $      -     $    606      $     -

9.       Long-Term Debt

         Long-term debt consisted of the following as of December
         31, 1993 and 1992:

                                                  (000's)
                                             1993         1992
                                          ________     ________
         Lines of credit (a)              $  5,972     $      -
         9% convertible subordinated
           debentures (b)                    3,539        3,539
         8-1/4% convertible subord-
           inated debentures (c)(d)(e)      15,976       15,976
         15% senior subordinated
           notes (d)(e)                          -           91
         Chase promissory note (f)               -           74
                                          ________     ________
                                            25,487       19,680
         Less, current portion                   -         (165)
                                          ________     _________
                                          $ 25,487     $ 19,515
                                          ========     =========

(a) As of December 31, 1992, the Company had an agreement with Chemical Bank and Marine Midland Bank, N.A., providing for borrowings of up to $11,400,000. This agreement matured on March 13, 1993. On March 11, 1993, the Company entered into a new long-term credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, all of which was available at December 31, 1993, based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinated debt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and (4) achievement of various financial ratios. At December 31, 1993 the Company was not in compliance with a financial covenant contained in its credit agreement; however, the Company has obtained a waiver of this covenant for 1993. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit. The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1 1/4%.

(b) The 9% convertible subordinated debentures are convertible into the Company's common stock at a price of $6.92 per share. These debentures, due in 1996, are redeemable at a premium of 4% decreasing to par in 1995, in whole or in part, at the option of the Company.

(c) The 8-1/4% convertible subordinated debentures, which mature on June 1, 2002, are convertible into the Company's common stock at $6.92 per share and are redeemable in whole or in part, at the option of the Company. The Company is required to redeem on June 1, 1998, and on each June 1 thereafter through 2001, $7,000,000 aggregate principal amount of debentures at a redemption price of 100% of principal amount together with interest accrued to the redemption date, calculated to retire 80% of the debentures prior to maturity. As of December 31, 1993 $19,024,000 or 54.4% of the original amount had been purchased or exchanged, which satisfies the repurchase requirements of the Company for 1998 and 1999. This agreement contains, among other provisions and covenants, the following: (1) prepayment options at a premium of 4.95% decreasing to par in 1997; (2) subordination of the debentures to all existing and future indebtedness (as defined); (3) restrictions on the payment of dividends and stock purchases and (4) maintenance of levels of Consolidated Tangible Net Worth (as defined).

(d) During the first quarter of 1990, the Company concluded an exchange offer to replace each $1,000 principal amount of existing 8-1/4% convertible subordinated debentures with a new $700 principal amount of 15% senior subordinated notes due February 1, 2000 ("New Notes"), plus 56 warrants ("1995 Warrants," See Note 10).



         Pursuant to the terms of the indenture in connection with the New Notes, as a result of the goodwill write-down (See Note 4), the Company was obligated to offer to repurchase the balance of the outstanding New Notes, at a purchase price equal to the principal amount of New Notes tendered for payment, plus accrued interest. As a result, $1,141,000 of New Notes were repurchased in 1992. As of December 31, 1992, $91,000 principal amount of New Notes were outstanding and were classified as short term. In March 1993 the Company redeemed the balance of the remaining New Notes at a purchase price equal to 107% of the principal amount, plus accrued interest through March 31, 1993.

(e) In 1991 the Company repurchased 8-1/4% convertible subordinated debentures and 15% New Notes on the open market. These transactions resulted in extraordinary gains in 1991.

(f) In May 1990 the Company entered into an installment loan agreement with Chase Manhattan Service Corporation under which the Company received $462,000. This note was collateralized by certain assets of the Company and was repaid in monthly installments over three years at an interest rate of 12%. The final payment was made in May 1993.

10.      Common Stock

         Each 1995 Warrant issued pursuant to the debenture exchange offer in 1990 entitles the holder to purchase one share of common stock at a price of $5.00 per share, subject to adjustment, from January 1, 1991 through December 31, 1995. The expiration date is subject to extension under certain circumstances. The 1995 Warrants, which had a fair value of $0.75 per 1995 Warrant at the date of the exchange, are redeemable at the option of the holder for $1.25 during the last quarter of 1994. There were no 1995 Warrants exercised in 1993 or 1992. As of December 31, 1993, 758,184 of the 1995 Warrants were outstanding.

         The Company agreed in July 1992 to issue warrants to an investment banking firm for services rendered, pursuant to which such investment bank may, at any time after August 1, 1993 and prior to July 31, 1997, purchase 100,000 shares of the Company's common stock at $2.38 per share.

         The Company has reserved, as of December 31, 1993,
         3,678,271 shares to be issued upon conversion of the 8-1/4% convertible subordinated debentures, the 9% convertible subordinated debentures, the 1995 Warrants and the investment banking warrants.


         In 1988, the Company declared a dividend of common share purchase rights in the amount of one right for each 10 shares of the Company's common stock. The rights are attached to and trade with the shares of common stock, and each right entitles the holder to acquire one additional share of common stock at a price of $16.00 per share, subject to adjustment. In the event of any merger or other combination of the Company not submitted to a vote of the shareholders, the rights, along with the exercise price, are exchangeable into 4 shares of the voting stock of the Company or its successor or survivor (but the then-market value of such shares shall not exceed 4 times the exercise price of the rights). The rights are redeemable by the Company for $.01 per right at any time prior to the occurrence of certain events constituting change of control or intention to effect a change of control of the Company.

11.      Employee Incentive Plans

         Stock Options:

         The Company has one incentive stock option plan ("ISOP") and one non-qualified stock option plan ("NQSOP") under which stock options may be granted to employees to purchase the Company's common stock at a price not less than fair market value at date of grant. Options are granted for a term of 10 years under the ISOP, and are serially exercisable at the rate of 33% per annum commencing 18 months after the date of grant.

         Options under the 1988 NQSOP are granted for a term of five years. The plan provides for the same calculation of exercise price as under the ISOP, but permits option grants to employees, outside directors, advisors, and consultants who are not full-time employees of the Company, and permits flexible exercise terms, except as to outside directors. All outside director option grants under the NQSOP are fixed at 10,000 shares (but not more than an aggregate exercise price of $100,000) on such person's election to the Board of Directors, with an additional option grant of 5,000 shares to be awarded after each anniversary of service. All outside director options are exercisable as follows: one-third of the shares after the first anniversary date of grant, two-thirds of the shares after the second anniversary, and all of the shares after the third anniversary.







The changes in the number of common shares issuable under outstanding options, the number of shares reserved for issuance, and the price range of options are as follows:

                                    1982      1983     1988    1989
(000's except price range data)     ISOP(a)   ISOP(a)  NQSOP   ISOP
Outstanding:  December 31, 1990      180       461     317     483
  Options granted                      -       283      23       -
  Exchange of ChannelNet options       -       102(b)    -       -
  Exercised                           (6)      (13)      -       -
  Cancelled                          (15)      (69)    (71)    (70)
Outstanding:  December 31, 1991      159       764     269     413
  Options granted                      6       209     120     102
  Exercised                            -         -       -     (96)
  Cancelled                          (16)     (181)   (114)      -
Outstanding:  December 31, 1992      149       792     275     419
  Options granted                      -        88     137     309
  Exercised                            -        (3)      -       -
  Cancelled                          (44)     (115)   (228)   (259)
Outstanding:  December 31, 1993      105       762     184     469
Exercisable at
  December 31, 1993                   80       410      63     271

Available for grant at
  December 31, 1993                    -         -     316     531

Total shares reserved for
  future issuance at
  December 31, 1993                  105       762     500   1,000

Price range of options     Low     $4.00     $2.00   $1.81   $2.00
  outstanding at
  December 31, 1993        High    $6.50     $8.13   $7.75   $4.63

Price range of options exercised

  1991                     Low     $1.26     $1.07       -       -
                           High    $1.26     $1.07

  1992                     Low         -         -       -       -
                           High        -         -       -       -

  1993                     Low         -     $2.00       -       -
                           High        -     $3.21       -       -

(a)  The 1982 and 1983 ISOP's have expired.
(b) Under terms of the purchase agreement with ChannelNet, the options held by ChannelNet employees to purchase common stock of ChannelNet were converted into an equivalent number of options to purchase the Company's common stock.


         Stock Purchase Plan:

         The 1981 Stock Purchase Plan provided directors, officers and managers of the Company the opportunity to purchase the Company's common stock. The total number of shares authorized under the plan cannot exceed 375,000. The purchase price of the stock cannot be less than fair market value of the stock on the date of purchase. In accordance with the terms of the plan, the Company has taken notes, for 90% of the purchase price, for certain purchases under the plan. These notes, which are shown as a reduction of shareholders' equity, totalled $24,000 at December 31, 1993 and $78,000 at both December 31, 1992 and 1991. Notes are due 10 years from the date of the note and bear interest at rates of 6% or 9%, payable annually. The plan expired with respect to future purchases on January 4, 1983.

         The 1991 Employee Stock Purchase Plan, which succeeded a similar prior plan, grants to all regular full-time employees of the Company and its subsidiaries the right to purchase up to an aggregate of 500,000 shares of the Company's stock through payroll deductions, at a purchase price equal to 85% of the fair market value of the shares during each quarterly period that the plan is in effect. During 1993, 1992 and 1991, employees purchased 121,997, 153,401 and 127,055 shares, respectively, of the Company's stock through this non-compensatory plan and its predecessor. As of December 31, 1993, there were 150,738 shares reserved for future issuance under this Plan.

         Stock Bonus Plan:

         Under the 1983 Stock Bonus Plan, 150,000 shares were reserved for issuance. The Board of Directors awarded 9,810, 8,550 and 12,775 shares to employees during 1993, 1992 and 1991, respectively. Such awards are charged to expense and valued at the fair market value of the stock at the date awarded. As of December 31, 1993, there were 10,541 shares reserved for future issuance under this plan.

         Data Switch Bonus Plan:

         Under the Data Switch Bonus Plan ("Bonus Plan"), up to 10% of the Company's pre-tax, pre-bonus profit is placed into a pool to make cash awards to officers and other key employees based on base salary and grade level. This plan, adopted as of July 1, 1992, replaced the 1992 Executive Bonus Compensation Plan. Prior to January 1, 1994, payments under the Bonus Plan were made quarterly, based upon quarterly results. The Bonus Plan was amended effective January 1, 1994 to provide for annual payments, based upon annual results. Compensation expense under these plans was $173,000, $96,000, and $0 in 1993, 1992 and 1991, respectively. The Bonus Plan is administered by the Compensation and Stock Option
         Committee of the Board of Directors.

         In 1992, the shareholders approved the 1992 Executive Stock Incentive Plan, which is designed to provide incentive to a limited number of key executive employees of the Company. Under this plan, 500,000 shares of the Company's common stock were reserved for issuance. On an annual basis, up to 6% of the pre-tax, pre-bonus, pre-incentive profits of the Company are placed in a bonus pool. Of that pool, 83.3% will be paid in shares and the balance in cash, based upon the participant's base salary. The shares issued pursuant to this plan are restricted as to transfer by the recipient for a period of 2 years. There were no cash or stock payments made under this plan in 1993 or 1992.

12.      Retirement Savings Plan

         In August 1986, the Board of Directors adopted the Retirement Savings Plan ("Savings Plan") for the benefit of all full-time employees, effective as of January 1, 1987. The Savings Plan is a defined contribution plan. The Company's contribution to the Savings Plan was $395,000, $344,000 and $367,000 in 1993, 1992 and 1991,
         respectively.

13.      Income Taxes:

         The components of the provision (benefit) for income taxes, excluding the tax provision of $291,000 allocated to extraordinary gain in 1991 are as follows:

                                           (000's)
                                1993         1992         1991
                             _________    _________    _________
         U.S. federal
           income taxes:
           Current           $     30     $     19     $    104
           Deferred               (48)         (19)          20
         Charge equivalent
           to acquired
           net operating
           loss carry-
           forward benefits         -            -          822
         State taxes:



           Current                 63            -          214
           Deferred              (150)         150            -
         Foreign taxes:
           Current                (40)        (257)         111
           Deferred                70         (121)        (355)
                             _________    _________    _________
         Total tax provision $    (75)    $   (228)    $    916
                             =========    =========    =========

         A reconciliation of the statutory tax amounts and the Company's effective taxes excluding amounts allocated to the extraordinary gain are as follows:

                                             (000's)
                                  1993         1992         1991
                                  ____         ____         ____
         U.S. federal taxes
         at statutory rates  $   (703)    $   (422)    $(10,857)
         Increase (reduc-
         tion) in taxes
           resulting from:
           Domestic losses
           without tax
           benefit                430          113            -
           Goodwill amort-
           ization and
           write-down --
           not deductible
           for tax purposes        58           58       11,713
           State taxes            (57)          99          141
           Varying tax rates
           of foreign
           subsidiaries           172          (98)        (115)
           Other, net              25           22           34
                             _________    _________    _________
                             $    (75)    $   (228)    $     916
                             =========    =========    =========














         The following table summarizes by component, the net deferred tax assets (liabilities) of the Company as of December 31, 1993, and January 1, 1993.

                                                (000's)
                                      December 31    January 1
                                             1993         1993
                                             ____         ____
          Current tax assets
          related to:
           Inventory reserves             $  2,056     $  1,637
           Allowance for doubtful
           accounts                            202          220
           Other                               166          572
                                          _________    _________
                                             2,424        2,429

           Non-current tax assets
           related to:
            Depreciation                     1,294        1,627
            Loss carryforward                  766          901
            Tax credits                      3,752        3,752
            Alternative minimum credits        606          588
                                          _________    _________
                                             6,418        6,868

            Current tax liabilities
            related to:
             Lease receivables                (776)      (1,135)
             Other                            (509)        (516)
                                          _________    _________
                                            (1,285)       (1,651)

            Non-current tax liabilities
            related to:
             Lease receivables              (2,209)       (3,069)

            Valuation allowance             (5,487)       (4,704)
            State deferred tax liability         -          (150)
                                          _________    __________
            Net deferred tax liability    $   (139)    $    (277)
                                          =========    ==========

         At December 31, 1993 the Company had net operating loss carryforwards of approximately $2,909,000 for financial accounting purposes, of which $1,042,000 resulted from the acquisition of T-Bar, $2,252,000 for federal income tax purposes and $2,465,000 for alternative minimum tax purposes, which if not utilized, will expire in 2000 through 2001. The tax net operating loss carryforwards are less than the net operating loss carryforwards for financial reporting purposes, due to the temporary differences noted above.

         The Company has investment and research and development tax credits of $3,752,000 for both financial reporting and federal income tax purposes, which will expire between 1996 and 2001. Included in these amounts are T-Bar preacquisition credits of $1,494,000, which will expire between 1998 and 2001.

         At December 31, 1993, the Company had unused alternative minimum tax credits of $606,000 for financial reporting and federal income tax purposes, which can be carried forward indefinitely to offset future regular taxes payable.

         The cumulative amounts of income of the foreign subsidiaries for which no U.S. federal deferred income tax liabilities have been recorded were $965,000 and $1,502,000 at December 31, 1993 and 1992, respectively. The Company intends to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Such earnings would become taxable upon the sale or liquidation of these international subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability, if any. The amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would approximate $161,000.

14.      Supplemental Profit and Loss and Balance Sheet Information

         The Company operates in one industry segment, which includes the design, development, manufacture, marketing and maintenance of products for large scale data center networks. Net revenue and income before income taxes for the three years ended December 31, 1993, 1992 and 1991 and identifiable assets at the end of each of those years, classified by geographic area, were as follows:

                              North      European
         (000's)             America   Subsidiaries  Consolidated
         1993
         Revenues, net       $ 82,824     $ 12,254     $ 95,078



         Loss before
         income taxes          (1,526)        (542)      (2,068)
         Identifiable assets   54,768         5,516      60,284

         1992
         Revenues, net       $ 70,924     $ 13,096     $ 84,020
         Loss before
         income taxes            (542)        (699)      (1,241)
         Identifiable assets   50,578        6,236       56,814

         1991
         Revenues, net       $ 84,792     $ 18,208     $103,000
         Income (loss)
         before income
         taxes                (32,453)         521      (31,932)
         Identifiable assets   57,920       10,765       68,685

         Research and development expenses were $12,491,000, $12,380,000 and $10,633,000 in 1993, 1992 and 1991,
         respectively.

         The Company sells its products primarily to airlines, telecommunication companies, manufacturing firms, power utilities, insurance companies, banks and securities firms. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. There were no sales to major customers in excess of 10% of consolidated revenues for 1993 or 1992. At December 31, 1993, one customer accounted for approximately 19.0% of the Company's consolidated accounts receivable balance. The Company believes it did not have a significant concentration of credit risk at December 31, 1992.

15.      Quarterly Income Data (Unaudited)

         Selected quarterly data is as follows:

                              (000's except per share data)
                                           1993
                       ___________________________________________
                          1st      2nd      3rd      4th
                          Qtr      Qtr      Qtr      Qtr     Year
         Revenues,
         net           $23,238  $23,407  $26,164  $22,269  $95,078
         Gross profit   10,972   10,317   10,025    8,722   40,036
         Net income                                   (a)
         (loss)            749      208     (676)  (2,274)  (1,993)




         Primary
         earnings
         (loss) per
         share            0.06     0.02    (0.06)   (0.19)   (0.16)

                              (000's except per share data)
                                           1992
                       ____________________________________________
                          1st      2nd      3rd      4th
                          Qtr      Qtr      Qtr      Qtr     Year
         Revenues,
         net           $20,063  $23,405  $21,919  $18,633  $84,020
         Gross profit    9,182   11,206   11,117    9,833   41,338
         Net income
         (loss)         (2,532)     587      699      233   (1,013)
         Primary
         earnings
         (loss) per
         share           (0.21)    0.05     0.06     0.02    (0.08)

         (a) Includes a one-time pre-tax restructuring charge of $1,780,000 for employee severance and related expenses as the Company reduced its staffing levels approximately 10% to structure the Company to operate profitably at current revenue levels. The accrued cost of this restructuring will be expended by the end of 1994. The future reduction in annual employee costs is anticipated to be approximately $3,000,000.

16.      Minority Interest Acquisitions

         In January 1990, the Company acquired approximately 10% of the ChannelNet common stock for a total value of $820,000.

         In August 1991, the Company purchased the remaining outstanding shares of ChannelNet for $701,000 and ChannelNet was merged with and into the Company.

17.      Contingencies

         A former officer of the Company who sued the Company for breach of an alleged promise of lifetime employment was awarded a jury verdict of $413,000 in October 1991. In May 1993, the court granted the Company's motion to set aside the verdict. Such former officer has appealed the court's decision. The Company believes that it has meritorious grounds on which to defend such appeal and that the ultimate resolution of this matter will not have a significant effect upon the consolidated results of operations or financial position of the Company.


                          PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of February 28, 1994, are as set forth below.

     Name                  Age               Office

William J. Lifka            64        Chairman of the Board of
                                      Directors, President and
                                      Chief Executive Officer

Frederick Dietz             48        President, T-Bar Division

Robert J. Connolly          48        Vice President, Operations

Anthony J. Fusarelli        46        Vice President, Domestic
                                      Sales, Marketing and Service

Scott L. Gellis             38        Vice President, Engineering

Gerd A. Ordelheide          51        Vice President, International
                                      Operations

Michael A. Ruggieri         42        Vice President, Strategic
                                      Marketing

W. James Whittle            42        Vice President, Chief
                                      Financial Officer and
                                      Treasurer

Shawn A. Smith              35        Secretary and Corporate
                                      Counsel

Brandt R. Allen             53        Director

D. David Cohen              53        Director

Richard E. Greene           56        Director

Norman L. Rasmussen         65        Director

Irwin J. Sitkin             63        Director

Michael D. Stashower        67        Director


No officer holds his office for a fixed term, and the Board of Directors may terminate an officer's employment at any time. The term of each director will end at the 1994 annual meeting of shareholders, which is expected to be held on May 19, 1994. There are no family relationships among the directors and officers.


William J. Lifka became Chairman, President and Chief Executive Officer of the Company in December 1993, and has been a director of the Company since 1985. From 1984 to 1993, Mr. Lifka was Chairman, President and Chief Executive Officer of Summagraphics Corporation.

From 1979 to 1984, Mr. Lifka held various key management positions at International Telephone and Telegraph Corporation, where his most recent title was Vice President and Group General Manager, Communications.

Frederick Dietz is President of the Company's T-Bar Division. Mr. Dietz joined the Company in 1983. From 1971 to 1983, Mr. Dietz held various key management positions at Harris Corporation, where his most recent title was National Sales Manager for the Information Systems Group.

Robert Connolly is the Vice President of Operations of the Company.

He joined the Company in 1982. Prior to his employment with the Company, he served as Manager of Quality Assurance for Data
Products New England.

Anthony J. Fusarelli is Vice President of Domestic Sales, Marketing and Service of the Company. He joined the Company in 1985. From
1980 through 1985 he was employed by Harris Corporation, where he held various sales and sales management positions.

Scott Gellis is the Vice President of Engineering of the Company. He joined the Company in September 1992. Previously, he was Director of Product Development of Microcom Inc. Prior to joining Microcom Inc., he served as Vice President of Product Development of Coordination Technology, Inc.

Gerd A. Ordelheide is the Vice President of International
Operations of the Company.  He joined the Company in September
1993. From 1987 to 1993, he was employed by Siemens-Nixdorf USA, where his most recent position was Executive Vice President.

Michael Ruggieri is Vice President of Strategic Marketing of the
Company.  He joined the Company in 1982.  From 1978 to 1982, Mr.
Ruggieri was an engineer at Perkin-Elmer Corporation.

W. James Whittle is Vice President and Chief Financial Officer of the Company. He joined the Company in 1986. From 1975 to 1986, he held various positions with Sterling Fluid Products, Inc., where his most recent position was General Manager, TorrVac Division.

Shawn A. Smith is Secretary and Corporate Counsel of the Company.
She joined the Company in 1988. From 1985 to 1988, Ms. Smith was an associate in the law firm of Robinson & Cole in Hartford, Connecticut.




Brandt R. Allen has been a director of the Company since October 1993. Since 1970, he has been on the faculty of the Darden Business School, University of Virginia, where he is currently Associate Dean and the James C. Wheat Professor of Business Administration. Prior to joining the University of Virginia faculty, Mr. Allen was a professor at the Harvard Business School.

D. David Cohen has been a director of the Company since May 1992. He previously served as a director of the Company from 1986 to 1988. He is currently engaged in the private practice of law in New York and is Of Counsel to the New York law firm of Parker Duryee Rosoff & Haft. From December 1988 to December 1990, while also engaged in the practice of law as a member of Parker Duryee Rosoff & Haft, Mr. Cohen served as Vice President and General Counsel of the Company. From 1983 to 1988 he was a partner in the law firm of Cooper, Cohen, Singer & Ecker.

Richard E. Greene is founder of the Company and has been a director since the inception of the Company in 1977 and was Chairman of the Board until December 1993. Mr. Greene was employed from 1974 until 1976 as General Manager of the Computer Switch Division of T-Bar. From 1963 to 1974, he served in various sales, marketing and management capacities with IBM. Mr. Greene is also a trustee of Ward Technical College and The Computer Museum.

Norman L. Rasmussen has been a director of the Company since October 1993. Since 1991, he has been President and Chief Executive Officer of SofTech, Inc., and has been a director of SofTech, Inc. since 1975. Prior to his employment with SofTech, he headed Teleprocessing, Inc., a systems integration firm which he founded. Mr. Rasmussen was a member of the Massachusetts Governor's Industry Advisory Committee on Information Processing from 1986 to 1994. He was employed by IBM in various marketing and development positions from 1953 to 1974.

Irwin J. Sitkin has been a director of the Company since 1989. Mr. Sitkin is a retired Vice President, Corporate Administration, of Aetna Life and Casualty Company. During his 35 years at Aetna, Mr. Sitkin held executive positions in data processing and information systems. Mr. Sitkin is also a director of HaL Computer Systems Incorporated.

Michael D. Stashower has been a director of the Company since 1985.

From 1990 until February 1994, he served as Executive Vice President, Chief Financial Officer and Treasurer of the Company. Previously, Mr. Stashower served as Executive Vice President for Softstrip, Inc. Prior to joining Softstrip, Mr. Stashower held various key management positions at Perkin-Elmer Corporation, where his most recent title was Senior Vice President, Finance.





Compliance with Section 16(a) of the Exchange Act

Each director, officer and beneficial owner of ten percent (10%) or more of a registered class of the Company's equity securities is required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company by specific due dates. During the year ended December 31, 1993, all such filing requirements were complied with, except that Mr. D. David Cohen filed one late report on Form 4, covering one purchase transaction.

ITEM 11 -- EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of the Chief Executive Officer and former Chief Executive Officer of the Company and the Company's four other most highly compensated executive officers whose salary and bonus exceeded $100,000 in 1993, for services rendered during fiscal years 1993, 1992 and 1991.

                      SUMMARY COMPENSATION TABLE
                                                   Long Term
                       Annual Compensation        Compensation
                                      Commis-               All
                                      sions                 Other
                                      and                   Compen-
Name and Title     Year     Salary    Bonuses     Options   sation
                              ($)      ($)         (#)      ($)(1)
___________________________________________________________________
William J.        1993(2)   10,923          -          -         -
Lifka, Chairman,  1992           -          -          -         -
President and     1991           -          -          -         -
Chief Executive
Officer

Richard E.        1993     210,000     10,128     30,000     8,003
Greene,           1992     210,000      6,004          -     6,624
Founder           1991     210,000          -     60,000         -

Frederick Dietz,  1993     175,000      6,077      7,500     5,014
President         1992     158,333     21,894     32,500     4,862
T-Bar Division    1991     138,000     57,665      3,500         -

Anthony J.        1993     120,000     63,802      12,500    4,797
Fusarelli,        1992     110,000     64,253      16,500    2,537
Vice President    1991      98,333     68,013       1,250        -
of Domestic
Sales, Marketing
and Service


Michael D.        1993     158,269      6,451      32,500   10,157
Stashower,        1992     146,333      2,932           -    8,738
Executive         1991     134,000      7,568       7,500        -
Vice President
and Chief
Financial Officer

           (3)                                                 (4)
J. Roger Moody    1993     240,000     13,890     115,000   33,160
                  1992     208,522      6,147     200,000    7,008
                  1991           -          -           -        -

(1) Includes Company-paid life insurance premiums for the benefit of each such executive officer and Company contributions for the account of each such executive officer under the Company's Employee Retirement Savings Plan.

(2) Mr. Lifka joined the Company as Chairman, President and Chief Executive Officer on December 16, 1993.

(3) Mr. Moody resigned as President and Chief Executive Officer on December 15, 1993.

(4) Includes certain amounts in connection with Mr. Moody's relocation.


Stock Option Plans

Set forth below is a summary of stock option grants made during the year ended December 31, 1993 to the Chief Executive Officer and former Chief Executive Officer of the Company and each of the four other most highly compensated executive officers.





















                     OPTION GRANTS IN FISCAL YEAR 1993
                                              Potential Realizable
                                              Value at Assumed
                                              Annual Rates of Stock
                                              Price Appreciation
       Individual Grants                      For Option Term (1)
___________________________________________________________________
                      % of
                      Total
                      Options
                      Granted
                      to         Exercise
           Options    Employees  or Base    Expir-
           Granted    in Fiscal  Price      ation     5%    10%
Name        (#)       Year       ($/Sh)     Date     ($)    ($)

William
J. Lifka         -        -       -            -       -        -


Richard E.  20,000      7.1    7.75    7/22/1998       -        -
Greene      10,000             3.23    1/28/1998   5,223   15,040

Frederick    7,500      1.8    2.94    1/28/2003  13,868   35,142
Dietz

Anthony J.   7,500      2.4    2.94    1/28/2003  13,868    35,142
Fusarelli    2,500             2.94    7/22/2003   4,622    11,714

Michael D.   7,500      7.7    2.94    1/28/1998   6,092    13,462
Stashower   25,000             2.94    7/22/1998  20,307    44,873

                                             (2)
J. Roger    80,000     27.3    2.81    7/14/1998  62,108   141,376
Moody       20,000             2.81    7/14/2003  35,344    89,568
            15,000             2.94    1/28/2003  27,734    70,284

(1) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown from the date of grant until the end of the option term. The numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) Expiration dates when granted. Mr. Moody's options have expired due to the cessation of his employment with the Company.





OPTION EXERCISES IN 1993 AND OPTION VALUES AT YEAR-END 1993

There were no options exercised in 1993 by any of the persons in the table below.

The following table provides information as to the value of options held by the persons named below, measured in terms of the closing price of the Common Shares on December 31, 1993.

                  Number of Shares                Value of
             Subject to Unexercised          Unexercised In-the-
              Options at Year-End         Money Options at Year-End
                                                    ($)(1)
Name        Exercisable  Unexercisable   Exercisable  Unexercisable
____        ___________  _____________   ___________  _____________
William J.     10,000             -            -            -
Lifka

Richard E.     80,000        50,000            -            -
Greene

Frederick      61,496        45,834            -            -
Dietz

Anthony J.      9,917        29,000            -            -
Fusarelli

Michael D.     45,833        54,167            -            -
Stashower

J. Roger       76,666       248,334            -            -
Moody

(1) Value at year-end was $1.75 per Common Share


Compensation of Directors

Directors who are not employees or officers of the Company receive the following compensation: (1) $8,000 per year as a retainer; (2) $1,000 per Board meeting attended; and (3) $500 per committee meeting attended, when the committee convenes on a day in which no Board meeting is held. In addition to the cash compensation, each outside director is granted a non-qualified stock option upon appointment to the Board to purchase 10,000 shares of the Company's common stock, and additional options to purchase 5,000 shares each year thereafter in which the director continues to serve. The options vest in three (3) equal installments on each of the first three (3) successive anniversaries of the date of grant, subject to continued service.

Employment Contracts and Change in Control Agreements

On December 15, 1993 the Company entered into an Employment Agreement with William J. Lifka pursuant to which Mr. Lifka was hired as President and Chief Executive Officer of the Company for a 6-month period, at a monthly salary of $20,000. Pursuant to such agreement, Mr. Lifka is responsible for recruitment of a successor President and Chief Executive Officer. In January 1994, Mr. Lifka was also awarded a restricted stock grant of 50,000 shares, full vesting of which is contingent upon Mr. Lifka's completion of full service during the agreement term.

The Company has entered into Executive Severance Compensation Agreements with its executive officers pursuant to which such officers would be entitled to receive payments of up to 50% of such officer's aggregate total compensation during the five fiscal years preceding a change in control of the Company, based upon length of service with the Company, or its successor, subsequent to such change in control, if the individual officer's employment with the Company is involuntarily terminated (or the individual receives a reduction in compensation or demotion in title, etc.) for reasons other than cause following such change in control, or during the six month period preceding such change in control.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The following table sets forth, as of December 31, 1993 certain information with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to beneficially own 5% or more of the outstanding shares of its Common Stock; (b) all directors of the Company; (c) the Chief Executive Officer and four other most highly compensated executive officers; and (d) all directors and officers of the Company as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name:

                              Amount and Nature of     Percent
Name and Address              Beneficial Ownership      Class
________________              ____________________     _______
Richard E. Greene*                2,212,079(a)          18.0%
  4255 Gulf Drive #125
  Holmes Beach, FL  34217

Beall Technologies, Inc.          1,489,300             12.3%
  and Purnendu Chatterjee
  100 Lighting Way
  Secaucus, NJ  07094


Wechsler & Co., Inc.                898,016(b)           6.9%
  105 South Bedford Road
  Suite 310
  Mount Kisco, NY  10549

Dimensional Fund Advisors Inc.      788,700              6.5%
  1299 Ocean Avenue
  Santa Monica, CA  90401

William J. Lifka*                    40,000(c)           0.3%
  610 N. Flagship Drive
  Salem, SC  29676

Frederick Dietz                     100,357(d)           0.8%
  31 Doe Hollow Road
  Trumbull, CT  06611

Anthony J. Fusarelli                 26,334(e)           0.2%
  6 Crescent Lane
  Trumbull, CT  06611

Michael D. Stashower*                86,305(f)           0.7%
  14 Cardinal Lane
  Westport, CT  06880

Brandt R. Allen*                          0              0.0%
  1208 Blueridge Road
  Charlottesville, VA  22903

D. David Cohen*                      25,168(g)           0.2%
  82 Tara Drive
  Roslyn, NY  11576

Norman L. Rasmussen*                      0              0.0%
  59 Commercial Wharf
  Boston, MA  92110

Irwin J. Sitkin*                     25,533(h)           0.2%
  3500 Mystic Pointe Drive
  Aventura, FL  33180

All directors and officers
 as a group                       2,552,249(i)          20.5%
  (14 persons)

*Director

(a) Includes 131,249 shares owned of record by a trust for the benefit of Mr. Greene's children. Also includes 48,000 shares owned of record by Mr. Greene's wife. Mr. Greene disclaims beneficial ownership as to such shares. Also includes vested options to purchase a total of 80,000 shares.



(b)  Assumes conversion of Data Switch 8-1/4% Convertible
Subordinated Debentures, T-Bar 9% Convertible Subordinated
Debentures and exercise of Data Switch Common Stock Purchase
Warrants, representing a total of 898,016 shares.

(c)  Includes vested options to purchase 10,000 shares.

(d)  Includes vested options to purchase 61,496 shares.

(e)  Includes vested options to purchase 9,917 shares.

(f)  Assumes conversion of Data Switch 8-1/4% Convertible
Subordinated Debentures, representing 7,225 shares. Also includes vested options to purchase 45,833 shares.

(g) Includes 505 shares owned of record by trusts for the benefit of Mr. Cohen's children and 864 shares owned of record by Mr. Cohen's wife. Mr. Cohen disclaims beneficial ownership as to such shares. Also includes vested options to purchase
3,333 shares.

(h)  Includes vested options to purchase 13,337 shares.

(i) Includes vested options to purchase 259,930 shares of the Company's Common Stock, and assumes conversion of Data
Switch 8-1/4% Convertible Subordinated Debentures representing
7,225 shares.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
          ON FORM 8-K

Exhibits

Management Contracts and Compensatory Arrangements

10.1  1988 Non Qualified Stock Option Plan
      (Previously filed pursuant to S-8 Registration Statement)
10.2  1989 Incentive Stock Option Plan
      (Previously filed pursuant to S-8 Registration Statement)
10.3  1992 Executive Stock Incentive Plan
      (Previously filed pursuant to 1992 10-K)
10.4  Data Switch Bonus Plan
      (Previously filed pursuant to 1992 10-K)
10.5  Executive Severance Compensation Agreement
      (Previously filed pursuant to 1992 10-K)
10.6  Employment Agreement with William J. Lifka


11.   Computation of Earnings (Loss) per Share
24.   Consent of Coopers & Lybrand

Financial Statements

See Item 8 for index

Schedules

II. Amounts Receivable from Related Parties and Employees other than Related Parties
VIII.  Valuation and Qualifying Accounts


8-K Filings

None.






































                             SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DATA SWITCH CORPORATION


                                     By:  /s/ W. James Whittle
                                          W. James Whittle
                                          Vice President and
                                          Chief Financial Officer

Date:  June 14,  1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ William J. Lifka                            June 14, 1994
William J. Lifka
Chairman of the Board, President and
Chief Executive Officer


 /s/ W. James Whittle                            June 14, 1994
W. James Whittle
Vice President and Chief Financial Officer


 /s/ Michael D. Stashower                        June 14, 1994
Michael D. Stashower
Director


 /s/ Richard E. Greene                           June 14, 1994
Richard E. Greene
Director


 /s/ Irwin J. Sitkin                             June 14, 1994
Irwin J. Sitkin
Director


 /s/ D. David Cohen                              June 14, 1994
D. David Cohen
Director


 /s/ Brandt R. Allen                             June 14, 1994
Brandt R. Allen
Director


 /s/ Norman L. Rasmussen                         June 14, 1994
Norman L. Rasmussen
Director














































                                                    Exhibit 10.6
                      LIFKA EMPLOYMENT AGREEMENT

     This AGREEMENT made as of this 15th day of December, 1993 and between Data Switch Corporation, a Delaware corporation with offices at One Enterprise Drive, Shelton, Connecticut 06484 (the "Company") and William J. Lifka, an individual residing at 610 N. Flagship Drive, Salem, SC 29676 ("Lifka" or the "Executive").

                         W I T N E S S E T H:

     WHEREAS, the Company desires to retain Lifka to serve as President and Chief Executive Officer, and Lifka is willing to so serve on the terms and subject to the conditions hereof.

     NOW, THEREFORE, in consideration of the mutual covenants hereinafter set forth, the parties hereto agree as follows:

     1. Term: The term of Lifka's employment under this Agreement (the "Term") shall begin as of December 16, 1993 and continue until June 15, 1995, unless sooner terminated by Lifka or the Company in accordance with the terms hereof, or extended by the mutual agreement of the parties in writing.

     2. Duties: Lifka hereby agrees to devote substantially his full business time and best efforts to his position as President and Chief Executive Officer of the Company during the Term of this Agreement, and to perform such other senior executive duties appropriate to the office of the President, as may be assigned to him from time to time by the Board of Directors of the Company.

     3.  Base Compensation, Fringes, and Bonus Participation:

         (a) The Company shall pay to Lifka, and Lifka shall accept as his base compensation for all services rendered and to be rendered hereunder, the amounts set forth on the Schedule of Base Compensation attached as Schedule A hereto, said base compensation to be payable according to the Company's standard payroll policies.

         (b) Lifka will also be entitled to participate, in accordance with the provisions of any applicable plans and programs, in all life and health insurance and other fringe benefit programs, plans and arrangements, whether now existing or hereafter instituted, available to senior executives of the Company.
Notwithstanding the foregoing, Lifka shall not be eligible for any bonus or other incentive compensation programs.

     4.  Restricted Stock:   In lieu of the receipt of any stock
options and/or participation in Company bonus plans, the Company has awarded to Lifka, and Lifka has accepted, a restricted stock award grant in the amount of 50,000 shares of Data Switch Common Stock (the "Shares"). Said Shares are being awarded to Executive for full service during the term of this Agreement, including the Executive's conducting to completion, to the reasonable satisfaction of the Board, the search for a successor President and Chief Executive Officer. The Executive understands that the Shares being transferred to him hereunder have not been registered under the Securities Act of 1933, as amended (the "Act") and that the certificate representing the Shares shall bear a legend accordingly. The Executive represents and warrants to the Company that he is acquiring the Shares for investment and not with a view to transfer or re-distribution. The Executive shall hold the Shares for a period of two (2) years, unless the same are registered under the Act. The Company shall have no duty to register the Shares.

     5. Expenses; Automobile: Lifka is authorized to incur reasonable travel, entertainment and related expenses incidental to the performance of his duties under this Agreement. The Company will pay or reimburse Lifka for commutation expenses to and from South Carolina on a weekly basis, and local living expenses in the area of Shelton, Connecticut. If Lifka advances the funds for any such expenses, the Company will reimburse him upon his presentation of adequate documentation of expenses, in accordance with standard Company practices. Lifka shall also be entitled to the use of a Company-paid leased or rented automobile in accordance with standard Company policy for senior executives.

     6. Termination: Except as otherwise expressly provided herein, this Employment Agreement may be terminated as follows:

         (a) By the resignation of Executive, upon the date of such resignation;

         (b)  Automatically, upon the death of the Executive; or

         (c)  At any time, upon election by the Board
of Directors of the Company

     7.  Compensation Upon Termination:

         (a) Termination by the Company. Lifka agrees he is employed by the Company at the will of the Board and his employment may be terminated with or without cause of any kind at the direction of the Board. All salary and other cash compensation shall cease upon any such termination; however, Lifka shall be entitled to retain all of the Shares.

         (b) Termination by Lifka. In the event of any resignation by Lifka, his compensation shall terminate upon the happening of such resignation, except that if Lifka provides the Board with reasonable notice of such resignation, the Board may elect to continue Executive's base compensation for a period selected by it, following the date of resignation. Executive shall make reasonable efforts to make himself available to his successor as Chief Executive Officer in order to coordinate matters relating to the business and affairs of the Company. If the Executive resigns as President prior to expiration of the Term hereof and without locating a successor acceptable to the Board, he shall return to the Company for cancellation a proportional number of the Shares awarded to him hereunder.

     8. Director: The Executive is currently a director of the Company, and shall continue to so serve without additional compensation hereunder. The Executive has been asked to serve as Chairman of the Board of Directors of the Company. For serving as Chairman, the Executive shall be paid a stipend at the rate of Fifty Thousand Dollars ($50,000) per annum, payable in quarterly installments at the first Board meeting in each fiscal quarter.
The Executive shall serve as Chairman at the pleasure of the Board, which may elect to continue him as Chairman or elect a new Chairman at any time and from time to time. The stipend shall cease in the fiscal quarter when the Executive shall cease to serve as Chairman.

     9. Arbitration: Any disputes arising under this Agreement shall be resolved by arbitration under the rules of the American Arbitration Association, and judgment on any award rendered may be entered in any court having competent jurisdiction. The place of arbitration shall be the office of the American Arbitration Association in or nearest to Shelton, Connecticut.

     10. No Assignment: This Agreement shall be binding upon the parties hereto, their legal representatives, heirs, successors and assigns, and neither party may assign this Agreement without the prior written consent of the other party.

     11. No Waiver: Failure to insist upon strict compliance with any of the terms, covenants or conditions of this Agreement shall not be deemed a waiver or such term, covenant or condition, nor shall any waiver or relinquishment of such right or power constitute a waiver or relinquishment at any other term or terms.

     12. Notices: Any notices required or permitted to be given hereunder to either party shall be deemed given if delivered or sent by registered or certified mail, return receipt requested, to such party at his or its address as hereinabove set forth, or to such other address as such party may designate by notice similarly given.

     13. Headings: Section headings are used herein for convenience only and shall not affect the meaning of any provision hereof.

    14. Governing Law: This Agreement shall be governed by and interpreted in accordance with the laws of the State of Connecticut.

    15. Remedies: In addition to any other rights or remedies the parties may have under this Agreement or applicable law, the parties shall have the right to enforce the terms of this Agreement by specific performance or other equitable remedies, enforceable through arbitration, or in aid of arbitration, in accordance with the provisions of paragraph 9 hereof.

     16. Entire Agreement: This instrument contains the entire agreement between the Company and Lifka relating to the matters herein set forth other than the Agreement to Conditions of Employment between Lifka and the Company, which will remain in full force and effect and is not modified hereby, except to the extent of requiring arbitration of any dispute arising thereunder. This Agreement may not be amended or terminated orally but only in a writing signed by both parties.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                                    DATA SWITCH CORPORATION



/s/ Shawn A. Smith                  By:_/s/ Irwin J. Sitkin
Witnesseth                          Irwin J. Sitkin
                                    Chairman
                                    Compensation/Stock
                                    Option Committee


/s/ Deborah A. Hurvul               /s/ William J. Lifka
Witnesseth                          William J. Lifka

























                            SCHEDULE A

                         BASE COMPENSATION



     Twenty Thousand Dollars ($20,000) per month for a six (6) month period.















































                                                        Exhibit 11
                       DATA SWITCH CORPORATION
              COMPUTATION OF EARNINGS (LOSS) PER SHARE
                    (000's except per share data)
                                      Years Ended December 31,
                                     __________________________
                                     1993       1992       1991
                                     ____       ____       ____
Primary
- - - -------
Shares outstanding at the
 beginning of the period            12,041     11,797      11,638

Weighted average number of
 shares issued and issuable
 share equivalents                      79        196         254
                                  _________  _________  __________
Weighted average number of
 common shares outstanding          12,120     11,993      11,892
                                  =========  =========  ==========
Loss before extraordinary gain    $ (1,993)  $ (1,013)  $ (32,848)
                                  =========  =========  ==========
Net income                        $ (1,993)  $ (1,013)  $ (32,423)
                                  =========  =========  ==========
Primary loss per share before
 extraordinary gain               $  (0.16)  $  (0.08)  $   (2.76)
                                  =========  =========  ==========
Primary loss per share after
 extraordinary gain               $  (0.06)  $  (0.08)  $   (2.73)
                                  =========  =========  ==========
Fully Diluted
- - - -------------
Shares outstanding at the
 beginning of the period            12,041     11,797      11,638

Weighted average number of
 shares issued and issuable
 share equivalents as above            237        225         254

Assumed conversion of debentures     2,820      2,820       2,850
                                  _________  _________  __________
Weighted average number of
 shares issued and issuable
 share equivalent as adjusted
 for full dilution                  15,098     14,842      14,742
                                  =========  =========  ==========
Loss before extraordinary gain    $ (1,993)  $ (1,013)  $ (32,848)
                                  =========  =========  ==========
Net income (loss)                 $ (1,993)  $ (1,013)  $ (32,423)
                                  =========  =========  ==========


Adjustment for interest, net
 of tax, on convertible
 debentures                            972        972       1,091
                                  _________  _________  __________
Adjusted income before extra-
  ordinary gain                   $ (1,021)  $    (41)  $ (31,757)
                                  =========  =========  ==========
Adjusted net income               $ (1,021)  $    (41)  $ (31,332)
                                  =========  =========  ==========
Fully diluted loss per share            (a)        (a)         (a)
 before extraordinary gain        $   0.07   $  (0.00)  $   (2.15)
                                  =========  =========  ==========
Fully diluted loss per share            (a)        (a)         (a)
 after extraordinary gain         $   0.07   $  (0.00)  $   (2.13)
                                  =========  =========  ==========

(a) These calculations are submitted in accordance with SEC Release No. 9083, although they are not in accordance with APB opinion No. 15 because the additional incremental shares are anti-dilutive and decrease the reported net loss per share.


































                                                  Exhibit 24.1


                Consent of Independent Accountants


We consent to the incorporation by reference in the registration statements of Data Switch Corporation on Form S-8 (File Nos. 2-80296, 2-80297, 2-80298, 2-82533, 33-35834, 33-35835, and 33-39785)
and on Form S-1 (File Nos. 33-13057 and 33-36227) of our report dated February 11, 1994, except for Note 9, as to which the date is March 22, 1994, on our audits of the consolidated financial statements and financial statement schedules of Data Switch Corporation as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which report is included in this annual Report on Form 10-K.


                                                  Coopers & Lybrand


Stamford, Connecticut
March 29, 1994
































                                                      SCHEDULE II
                     DATA SWITCH CORPORATION
      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND EMPLOYEES
                   OTHER THAN RELATED PARTIES

           Years Ended December 31, 1993, 1992, and 1991

            Balance at            Collections       Balance at
            Beginning             and Other        End of 1991
Debtor      of 1991    Additions  Deductions   Current  Non-Current
John
DeSantis
(a)         $116,000       -      $116,000        -        -

            $116,000       -      $116,000        -        -

(a) A $116,000 non-interest bearing note payable on demand. This note was repaid in 1991.

































                                                     SCHEDULE VIII
                      DATA SWITCH CORPORATION
                VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 1993, 1992 and 1991
                               (000's)

                               Additions
              Balance at       Charged to               Balance
              Beginning of     Costs and                at End
Description   Period           Expenses    Deductions   of Period
_________________________________________________________________
Allowance for Doubtful Accounts

1993             $  656        $    8        $   8        $  656

1992              1,049          (311)          82           656

1991                771           366           88         1,049