Form 10-Q
period 1994-06-30
DATA SWITCH CORP
filed 1994-08-15
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                            Form 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Period Ended June 30, 1994
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days, [X] YES [ ] NO.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock at June 30, 1994.

Securities registered pursuant to Section 12(b) of the Act.

     Title of Each Class             Number of Shares Outstanding

  Common Stock, $.01 par value,                  12,317,398
   with Purchase Rights attached

  Common Stock Purchase Warrants                    758,184
        (expiring December 31, 1995)

                          DATA SWITCH CORPORATION

                                 INDEX






                                                           PAGE NO.


PART I.  UNAUDITED CONSOLIDATED CONDENSED
         FINANCIAL INFORMATION


  Consolidated Balance Sheets as of June 30, 1994 and
    December 31, 1993                                            2

  Consolidated Statements of Operations for the three
    and six months ended June 30, 1994 and June 30, 1993         3

  Consolidated Statements of Cash Flows for the six months
    ended June 30, 1994 and June 30, 1993                        4

  Notes to Unaudited Consolidated Condensed Financial
    Statements                                                   5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        6-7


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                     7

  Item 4.  Submission of Matters to a Vote of
           Security Holders                                      7

  Item 6.  Exhibits and Reports on Form 8-K                      7

     (11)  Computation of Earnings Per Share
           for the three and six months ended
           June 30, 1994 and June 30, 1993                       9

                          DATA SWITCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
              JUNE 30, 1994, (unaudited), AND DECEMBER 31, 1993
                         (000's except share data)
                                    June 30,         December 31,
                                       1994              1993
                                    _________        ____________
Current assets:
 Cash and cash equivalents          $     657           $    491
 Accounts receivable
  (net of allowance for doubtful
   accounts of $670 in 1994
   and $ 656 in 1993)                  20,464             25,245
 Income taxes receivable
                                          117                144
 Lease receivables, net
                                        1,218              1,095
 Inventories                           16,141             19,795
 Prepaid expenses and other               829                966
                                    __________          _________
   Total current assets                39,426             47,736

Long-term lease receivables, net        3,243              3,135
Property and equipment, net             5,018              5,801
Goodwill, net                           2,384              2,469
Other                                   1,168              1,143
                                    __________          _________

  Total assets                      $  51,239           $ 60,284
                                    ==========          =========

Current liabilities:
 Accounts payable, trade            $   2,921           $  5,253
 Accrued compensation                   1,308              2,368
 Other accrued liabilities              4,345              4,889
 Income taxes payable                     283                 37
 Other taxes payable                      432                599
 Current portion of capital
  lease obligations                       273                240
                                    __________          _________
  Total current liabilities             9,562             13,386

Long-term debt                         19,515             25,487
Capital lease obligations,
  less current portion                    608                724
Deferred income taxes                     127                139


Redeemable warrants                       927                885

Shareholders' equity:
 Common stock, $.01 par value;
  authorized 20,000,000 shares;
  issued 12,365,827 and
  12,224,278 shares
  at June 30, 1994 and
  December 31, 1993, respectively         124                122
 Additional paid-in capital            50,576             50,413
 Accumulated deficit                  (29,715)           (30,287)
 Cumulative translation adjustment       (196)              (272)
 Less:
  Receivables from stock purchases          -                (24)
  Treasury stock, at cost
  (48,429 shares at June 30, 1994
  and December 31, 1993)                 (289)              (289)
                                    __________          _________
   Total shareholders' equity          20,500             19,663
                                    __________          _________
 Total liabilities and
 shareholders' equity               $  51,239           $ 60,284
                                    ==========          =========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                         DATA SWITCH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's except per share data)
                               (unaudited)
                           Three months ended  Six months ended
                                 June 30             June 30
Revenues:                    1994      1993      1994      1993
                           __________________  __________________
 Product revenues         $ 17,399  $ 18,353  $ 33,959  $ 37,090
 Service revenues            4,819     5,054     9,469     9,555
                          ________  ________  ________  ________
  Revenues, net             22,218    23,407    43,428    46,645

Cost of revenues:
 Cost of product
 revenues                    9,435    10,053    18,397    19,386
 Cost of service
 revenues                    2,881     3,037     5,627     5,970
                          _________ ________  _________ _________
  Cost of revenues          12,316    13,090    24,024    25,356

  Gross profit               9,902    10,317    19,404    21,289

Operating expenses:
 Selling, general and
 administrative              5,996     6,479    12,108    12,543
 Engineering and
  development                2,849     3,033     5,591     6,340
                          _________ _________ _________ _________
  Total operating
  expenses                   8,845     9,512    17,699    18,883

  Income from operations     1,057       805     1,705     2,406

Other income (expense):
 Interest expense             (482)     (500)   (1,010)   (1,014)
 Foreign exchange
   gain (loss)                  79       (17)      126        14
 Other, net                     22        12        19        26
                          _________ _________ _________ _________
  Total other income
   (expense)                  (381)     (505)     (865)     (974)

Income before income
 taxes                         676       300       840     1,432

Provision for income
 taxes                         219        92       268       475

Net income                $    457  $    208  $    572  $    957
                          ========= ========= ========= =========
Primary earnings per
 share                    $    .04  $    .02  $    .05  $    .08
                          ========= ========= ========= =========
Fully diluted
 earnings per share             (a)       (a)       (a)       (a)
                          ========= ========= ========= =========

Weighted average
 number of common
 shares outstanding         12,333    12,314    12,325    12,297
                          ========= ========= ========= =========

(a) Not presented as a result of being anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                          DATA SWITCH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (000's)
                                 (unaudited)

                                                Six months ended
                                                    June 30,
                                                1994      1993
                                                ____      ____
Cash flows from operating activities:
  Net income                                  $    572  $    957

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation
                                                 1,791     1,640
  Goodwill amortization
                                                    85        85
  Effect of utilizing acquired NOLs                  -       173
  Deferred income taxes                            (23)       22
  Changes in operating assets
  and liabilities:
   (Increase) decrease in:
        Receivables                              4,766      (982)
        Inventories                              3,743    (4,630)
        Prepaid expenses and other                 213      (692)
   Increase (decrease) in:
        Accounts payable, trade                 (2,351)    3,552
        Accruals                                (1,694)   (2,826)
        Income taxes payable                       246        84
        Other taxes payable                       (184)        8
  Other, net                                      (251)       80
                                              _________  ________
   Net cash provided (used)
   by operating activities                       6,913    (2,529)

Cash flows from investing activities:
 Property and equipment additions                 (959)   (2,266)
                                              _________  ________
 Net cash used in investing activities            (959)   (2,266)
                                              _________  ________
  Net cash provided (used)
  before financing activities                    5,954    (4,795)

Cash flows from financing activities:
 Payments of short-term debt                         -      (574)
 Proceeds under long-term borrowings            14,572    13,263
 Principal payments and repurchases
 under long-term borrowings                    (20,627)   (9,715)
 Proceeds from issuance of common stock            208       176
                                              ---------  --------

   Net cash provided (used) by
   financing activities                         (5,847)    3,150

Effect of exchange rate changes on cash             59        (2)
                                              _________  ________
Net increase (decrease) in cash
 and cash equivalents                              166    (1,647)

Cash and cash equivalents at
 beginning of the period                           491     2,208
                                              _________  ________
Cash and cash equivalents at end
 of the period                                $    657   $   561
                                              =========  ========
Supplemental disclosures of cash
 flow information:
Cash paid (received) during the
 period for:
 Interest                                     $    953   $   914
 Income taxes                                 $     30   $   (61)

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                          DATA SWITCH CORPORATION
     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary, consisting of normal recurring items, to fairly present the financial position of the Company as of June 30, 1994 and the results of operations for the six months ended June 30, 1994 and 1993 and cash flows for such six month periods. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes included in Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.

2.     Inventories consist of (000's):
                             June 30, 1994       December 31, 1993
       Raw materials         $      9,066           $    11,075
       Systems in process           1,690                 1,821
       Finished goods               4,112                 5,409
       Demo equipment               1,273                 1,490
                             $     16,141           $    19,795

3. On March 11, 1993, the Company entered into a new long-term credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, of which $8,000,000 was available as of June 30, 1994 based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinated debt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and (4) achievement of various financial ratios. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit. The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1-1/4%.

4. A former officer of the Company who sued the Company for breach of an alleged promise of lifetime employment was awarded a jury verdict of $413,000 in October 1991. In May 1993, the court granted the Company's motion to set aside the verdict. Such former officer appealed the court's decision. The appeal was argued in June 1994, but the court has not yet rendered its decision. The Company believes that the ultimate resolution of this matter will not have a significant effect upon the consolidated results of operations or financial position of the Company.

                          DATA SWITCH CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenues for the three and six month periods ended June 30, 1994 decreased 5.1% to $22,218,000 and 6.9% to $43,428,000, respectively, from the comparable 1993 period. This decrease was due to lower domestic revenues partially offset by an increase in international revenues. Service revenues declined 4.6% in the second quarter of 1994 compared with the second quarter of 1993, while service revenues for the first half of 1994 remained relatively constant at $9,469,000, when compared with 1993.

The gross margin percentage for the second quarter of 1994 was 44.6%, basically unchanged from second quarter 1993 margins of 44.1%, but reflecting a trend of improvement over the latter half of 1993. The gross margin percentage for the first half of 1994 decreased 0.9% to 44.7% from the first half of 1993, primarily due to an unfavorable product mix partially offset by manufacturing efficiencies. Service margins for the second quarter and first half of 1994 were 40.2% and 40.6%, compared with 39.9% and 37.5% for the second quarter and first half of 1993, as a result of lower overheads due to the restructuring that took place in late 1993 and lower parts costs.

Selling, general and administrative expense-to-revenue ratio for the second quarter of 1994 decreased to 26.8%, compared with 27.5% in 1993. Actual expenses for the second quarter decreased $483,000 compared with the second quarter of 1993, due to headcount reductions. The expense-to-revenue ratio for the first half of 1994 increased to 27.7%, as compared with 26.7% in 1993, as a result of a lower revenue base in 1994. Actual expenses were $435,000 less than in the second quarter of 1993.

Engineering and development expenditures for the three and six months ended June 30, 1994 decreased to 12.8% and 12.9% of revenues, versus 13.0% and 13.6% of revenues for comparable periods in 1993. Actual expenditures in the second quarter and first half of 1994 decreased by approximately $184,000 and $749,000, respectively, compared with the second quarter and first half of 1993, reflecting a reduction in headcount and expense controls.

Interest expense for the second quarter and first half of 1994 decreased 3.6% and .4%, respectively, from the comparable 1993 period as a result of reduced debt levels.

Provision for income taxes was $219,000 and $268,000 for the three and six month period ended June 30, 1994, respectively, based on the estimated annual effective tax rate of 32%, versus a provision of $92,000 and $475,000 for the second quarter and first half of 1994. The estimated effective tax rate for 1994 is less than the federal statutory rate of 34.0%, due to the anticipated utilization of net operating loss carryforwards and tax credits.


Liquidity and Capital Resources

The Company generated $5,954,000 of cash before financing activities in the first half of 1994, compared with using $4,795,000 in the first half of 1993. Working capital at June 30, 1994 decreased by $4,486,000 from December 31, 1993 as a result of significant decreases in accounts receivable and inventories partially offset by a reduction in accounts payable. These decreases are a result of the collection of a large outstanding receivable, and increased inventory controls. The ratio of current assets to current liabilities is 4.1:1 at June 30, 1994. In addition to selling its products, the Company also leases its products under sales-type lease agreements. These lease receivables are available for sale as a source of financing.

Long-term debt consisted of $19,515,000 of convertible subordinated debentures. The Company had no borrowings outstanding at June 30, 1994 under an $8,000,000 revolving line of credit with People's Bank, all of which was available based on a formula of eligible receivables (as defined). This line of credit is collateralized by a first lien on substantially all of the Company's assets and is available, subject to maintenance of certain covenants and financial ratios, through March 1, 1996.

There are no significant capital expenditures planned for 1994; the aggregate amount of spending is anticipated to be less than the level of depreciation for the year.

In the opinion of management, existing financial resources, including cash anticipated to be generated by operations and available under existing credit facilities, will be adequate to meet current and expected operating and capital requirements.

Impact of Inflation

Inflation did not have a significant impact on the Company during 1993 and is not expected to do so in 1994.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

            Reference is made to the report on Legal Proceedings contained in the Form 10-K for the year ended December 31, 1993.

Item 4.     Submission of Matters to a Vote of Security Holders

            At the annual meeting of shareholders held on June 22, 1994, the following matters were voted upon.

            (a)  The election of the following directors:

                 Name                Votes For        Withheld
            William J. Lifka        10,690,079        258,486
            Brandt R. Allen         10,696,604        251,961
            D. David Cohen          10,695,465        253,100
            Richard E. Greene       10,690,180        258,385
            Norman L. Rasmussen     10,679,229        269,336
            Irwin J. Sitkin         10,696,659        251,906
            Michael D. Stashower    10,678,282        270,283


            (b) The election of Coopers & Lybrand as the Company's accountants for the 1994 fiscal year.

            Votes For                Votes Against    Abstained

            10,868,626                  34,945          31,992

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





                                   DATA SWITCH CORPORATION
                                   (Registrant)







Date:  August 15, 1994             /s/ William J. Lifka
                                   William J. Lifka
                                   Chairman, President and
                                   Chief Executive Officer




Date:  August 15, 1994             /s/ W. James Whittle
                                   W. James Whittle
                                   Vice President and
                                   Chief Financial Officer

                                                        Exhibit 11
                          DATA SWITCH CORPORATION
                    COMPUTATION OF EARNINGS PER SHARE
                      (000's except per share data)
                         For the three months  For the six months
                             ended June 30,      ended June 30,
                             1994      1993      1994      1993
                         ____________________  __________________
Primary
_______
Shares outstanding at
 the beginning of the
 period                     12,290    12,084    12,176    12,041

Weighted average
 number of shares
 issued and
 issuable share
 equivalents                    43       230       149       256
                          _________ _________ _________ _________
Weighted average
 number of common
 shares outstanding         12,333    12,314    12,325    12,297
                          ========= ========= ========= =========
Net income                $    457  $    208  $    572  $    957
                          ========= ========= ========= =========
Primary earnings
 per share                $   0.04  $   0.02  $   0.05  $   0.08
                          ========= =========  ======== =========

Fully Diluted
_____________
Shares outstanding at
 the beginning of
 the period                 12,290    12,084    12,176    12,041

Weighted average
 number of shares
 issued and issuable
 shares equivalents             61       230       158       301

Assumed conversion of
 debentures                  2,820     2,820     2,820     2,820
                          _________ _________ _________ _________
Weighted average
 number of shares
 issued and issuable
 share equivalents
 as adjusted
 for full dilution          15,171    15,134    15,154    15,162
                          ========= ========= ========= =========
Net income                $    457  $    208  $    572  $    957
                          ========= ========= ========= =========
Adjustment for
 interest, net of tax,
 on convertible
 debentures                    243       243       486       483
                          _________ _________ _________ _________

Adjusted net income       $    700  $    451  $  1,058  $   1,443
                          ========= ========= ========= ==========
Fully diluted earnings         (a)       (a)       (a)        (a)
 per share                $   0.05  $   0.03  $   0.07  $    0.10
                          ========= ========= ========= ==========

(a) These calculations are submitted in accordance with SEC Release No. 9083, although they are not in accordance with APB opinion No. 15 because the additional incremental shares are anti-dilutive and increase the reported net income per share.