Form 10-Q
period 1994-09-30
DATA SWITCH CORP
filed 1994-11-14
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                              Form 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Period Ended September 30, 1994
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock at September 30, 1994.

Securities registered pursuant to Section 12(b) of the Act.

       Title of Each Class           Number of Shares Outstanding

 Common Stock, $.01 par value,                  12,343,957
   with Purchase Rights attached

 Common Stock Purchase Warrants                    758,184
   (expiring December 31, 1995)

                                 INDEX



                                                           PAGE NO.


PART I.  UNAUDITED CONSOLIDATED CONDENSED
         FINANCIAL INFORMATION


  Consolidated Balance Sheets as of September 30, 1994 and
    December 31, 1993                                            2

  Consolidated Statements of Operations for the three and
    nine months ended September 30, 1994 and
    September 30, 1993                                           3

  Consolidated Statements of Cash Flows for the nine months
    ended September 30, 1994 and September 30, 1993              4

  Notes to Unaudited Consolidated Condensed Financial
    Statements                                                   5

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        6-7


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                     7

  Item 4.  Submission of Matters to a Vote of
    Security Holders                                             7

  Item 6.  Exhibits and Reports on Form 8-K                      7

     (11)  Computation of Earnings Per Share
           for the three and nine months ended
           September 30, 1994 and September 30, 1993             9

                         DATA SWITCH CORPORATION
                       CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1994, (unaudited), AND DECEMBER 31, 1993
                        (000's except share data)

                                   September 30,      December 31,
                                       1994               1993
                                   ______________     _____________
Current assets:
 Cash and cash equivalents         $       7,445      $        491
 Accounts receivable
  (net of allowance for doubtful
   accounts of $665 in 1994
   and $ 656 in 1993)                     19,364            25,245
 Income taxes receivable                     120               144
 Lease receivables, net                    1,401             1,095
 Inventories                              14,993            19,795
 Prepaid expenses and other                  795               966
                                   ______________     _____________
   Total current assets                   44,118            47,736

Long-term lease receivables, net           3,220             3,135
Property and equipment, net                4,798             5,801
Goodwill, net                              2,341             2,469
Other                                      1,130             1,143
                                   ______________     _____________

  Total assets
                                   $      55,607      $     60,284
                                   ==============     =============

Current liabilities:
 Accounts payable, trade           $       3,472      $      5,253
 Short-term debt                           1,690                 -
 Accrued compensation                      1,526             2,368
 Other accrued liabilities                 4,659             4,889
 Income taxes payable                        628                37
 Other taxes payable                         563               599
 Current portion of capital
  lease obligations                          262               240
                                   ______________     _____________
 Total current liabilities                12,800            13,386

Long-term debt                            19,595            25,487
Capital lease obligations,
 less current portion                        551               724
Deferred income taxes                        130               139

Redeemable warrants                          948               885

Shareholders' equity: authorized 20,000,000 shares;
 issued 12,392,386 and
 12,224,278 shares
 at September 30, 1994 and
 December 31, 1993, respectively             124               122
Additional paid-in capital                50,603            50,413
Accumulated deficit                      (28,702)          (30,287)
Cumulative translation adjustment           (153)             (272)
Less:
 Receivables from stock purchases              -               (24)
 Treasury stock, at cost
 (48,429 shares at
  September 30, 1994 and
  December 31, 1993)                        (289)             (289)
                                   ______________     _____________

  Total shareholders' equity              21,583            19,663
                                   ______________     _____________
Total liabilities and
shareholders' equity               $      55,607      $     60,284
                                   ==============     =============

The accompanying notes are an integral part of the consolidated financial statements.

                         DATA SWITCH CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000's except per share data)
                              (unaudited)
                         Three months ended   Nine months ended
                           September 30,        September 30,
Revenues:                  1994       1993      1994       1993
                         __________________   ___________________
 Product revenues        $ 18,318  $ 21,150  $ 52,277  $ 58,240
 Service revenues           5,109     5,014    14,578    14,569
                         _________ _________ _________ _________
  Revenues, net            23,427    26,164    66,855    72,809

Cost of revenues:
 Cost of product
 revenues                   9,570    13,031    27,967    32,417
 Cost of service
 revenues                   3,010     3,108     8,637     9,078
                         _________ _________ _________ _________
 Cost of revenues          12,580    16,139    36,604    41,495

 Gross profit              10,847    10,025    30,251    31,314

Operating expenses:
 Selling, general and
 administrative             6,256     6,508    18,364    19,051
 Engineering and
 development                2,539     3,572     8,130     9,912
                         _________ _________ _________ _________
  Total operating
  expenses                  8,795    10,080    26,494    28,963

Income (loss) from
 operations                 2,052       (55)    3,757     2,351

Other income (expense):
 Interest expense            (487)     (550)   (1,497)   (1,564)
 Foreign exchange
 gain (loss)                   11       (27)      137       (13)
 Other, net                    22        57        41        83
                         _________ _________ _________ _________
  Total other
  income (expense)           (454)     (520)   (1,319)   (1,494)

Income (loss) before
 income taxes               1,598      (575)    2,438       857

Provision for income
taxes                         585       101       853       576
                         _________ _________ _________ _________
Net income (loss)        $  1,013  $   (676) $  1,585  $    281
Primary earnings
(loss) per share         $    0.08 $  (0.06) $   0.13  $   0.02
                         ========= ========= ========= =========

Fully diluted
earnings (loss)
per share                      (a)       (a)       (a)       (a)
                         ========= ========= ========= =========

Weighted average
number of common
shares outstanding         12,374    12,253    12,341    12,283
                         ========= ========= ========= =========

(a) Not presented as a result of being anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.

                         DATA SWITCH CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's)
                              (unaudited)
                                    Nine months ended September 30,
                                          1994           1993
                                    _______________________________
Cash flows from operating
 activities:
Net income                          $   1,585         $    281

Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation                          2,568            2,543
  Goodwill amortization                   128              128
  Effect of utilizing
  acquired NOLs                             -              173
  Deferred income taxes                   (23)             139
  Changes in operating assets
  and liabilities:
  (Increase) decrease in:
       Receivables                      5,766           (2,569)
       Inventories                      4,917           (1,959)
       Prepaid expenses and other         250             (988)
  Increase (decrease) in:
       Accounts payable, trade         (1,813)           2,542
       Accruals                        (1,196)          (3,000)
       Income taxes payable               591               98
       Other taxes payable                (63)             (17)
  Other, net                             (136)              64
                                    __________        _________

  Net cash provided (used) by
  operating activities                 12,574           (2,565)

Cash flows from investing
 activities:
 Property and equipment
 additions                             (1,499)          (2,531)
                                    ___________       __________

  Net cash used in
  investing activities                 (1,499)          (2,531)

  Net cash provided (used)
  before financing activities          11,075           (5,096)

Cash flows from financing
 activities: Proceeds under long-term
 borrowings                            15,307            25,707

 Principal payments and
 repurchases under long-term
 borrowings                           (21,350)          (22,021)

 Proceeds from issuance of
 common stock                             255               260
                                   ___________        __________

 Net cash provided (used) by
 financing activities                  (4,160)            3,344

Effect of exchange rate
changes on cash                            39                25
                                   ___________        __________

Net increase (decrease) in cash
and cash equivalents                    6,954            (1,727)

Cash and cash equivalents at
beginning of the period                   491             2,208
                                   ___________        __________
Cash and cash equivalents at
end of the period                  $    7,445         $     481
                                   ===========        ==========
Supplemental disclosures of
cash flow information:
Cash paid (received) during
 the period for:
 Interest                          $    1,153         $   1,177
 Income taxes                      $      224         $    (129)

The accompanying notes are an integral part of the consolidated financial statements.

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary, consisting of normal recurring items, to fairly present the financial position of the Company as of September 30, 1994 and the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for such nine month periods. The December 31, 1993 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes included in Form 10-K for the year ended December 31, 1993 as filed with the Securities and Exchange Commission.


2.     Inventories consist of (000's):

                           September 30, 1994  December 31, 1993

       Raw materials         $      8,201        $    11,075
       Systems in process           2,053              1,821
       Finished goods               3,781              5,409
       Demo equipment                 958              1,490
                             ____________        ___________
                             $     14,993        $    19,795
                             ============        ===========


3. As of March 11, 1993, the Company had a long-term revolving line of credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, of which $5,750,000 was available as of September 30, 1994 based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinated debt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and
(4) achievement of various financial ratios. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit. The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1-1/4%.

       In July 1994 the Company entered into a new international overdraft line of credit with National Westminster Bank Plc, enabling its foreign subsidiaries to borrow up to an aggregate of $2,250,000 of which $578,000 was available as of September 30, demand, are available until March 29, 1995, and are secured by a standby letter of credit and the cross guarantees of the Company and its subsidiaries. The loans bear interest at the rate of National Westminster's prime rate plus 1%. As the letter of credit securing this loan was funded under the Company's domestic credit line, the Company's borrowing ability under its domestic line of credit has been reduced for the aggregate amount of $2,250,000 so long as this facility remains available.

In August 1994 the Company received a grant of $100,000 and a loan of $100,000 from the State of Connecticut in connection with the relocation of its manufacturing facility to Orange, Connecticut in 1992. The loan is payable monthly over five years at a rate of 5% per annum.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Revenues for the three and nine months ended September 30, 1994 decreased 10.5% to $23,427,000 and 8.2% to $66,855,000, from the corresponding periods in 1993. The decrease in the third quarter was due to lower domestic revenues primarily from products manufactured by third parties which carry lower gross margins. For the year, decreased domestic revenues were lower partially offset by increased international revenues. Service revenues increased slightly by 1.9% in the third quarter of 1994 compared to the third quarter of 1993 and remained constant for the nine months in 1994, compared with 1993.

The gross profit margin for the three months ended September 30, 1994 was 46.3%, compared with 38.3% in 1993, due to a favorable product mix and manufacturing efficiencies. For the year, gross profit margin was 45.2% compared with 43.0% in 1993, due to manufacturing efficiencies offset by an unfavorable product mix. Service margins for the third quarter and nine months of 1994 were 41.1% and 40.8%, compared with 38.0% and 37.7% in the third quarter and nine months 1994, primarily as a result of lower parts cost.

Selling, general and administrative expense-to-revenue ratio increased to 26.7% in the third quarter of 1994 from 24.9% the third quarter of 1993, primarily as a result of the decreased revenue base. Actual expenses for the third quarter declined $252,000 compared with the third quarter 1993, due to headcount reductions made in late 1993 partially offset by accrued bonus expense and increased promotional activities. The expense-to-revenue ratio increased to 27.5% of revenues in the nine months of 1994, compared with 26.2% in the nine months of 1993, as a result of a lower revenue base. Actual expenses for the nine months of 1994 decreased by $687,000 versus the nine months of 1993, due to workforce reductions made in late 1993, partially offset by promotional activities and the prior-year reversal of an unfavorable jury verdict.

Engineering and development expenditures for the three and nine months ended September 30, 1994 decreased to 10.8% and 12.2% of revenues, respectively, versus 13.7% and 13.6% of revenues for comparable periods in 1993. Actual expenditures in the three and nine months of 1994 decreased $1,033,000 and $1,782,000, compared with the same periods of 1993, reflecting a reduction in headcount and improved expense controls.

Interest expense in the third quarter of 1994 and nine months of 1994, declined by 11.5% and 4.3%, respectively, from the comparable 1993 period as a result of reduced debt levels.

Provision for income taxes was $585,000 and $853,000 for the three and nine month period ended September 30, 1994, based on the $101,000 and $576,000 for the third quarter and nine months of 1993.

Liquidity and Capital Resources
_______________________________

The Company generated $11,075,000 of cash before financing activities in the first nine months of 1994, compared with using $5,096,000 in the first nine months of 1993. Working capital at September 30, 1994 decreased by $3,032,000 from December 31, 1993 as a result of significant decreases in accounts receivable and inventories partially offset by a substantial cash increase. These decreases are a result of the timely collection of outstanding receivables and increased inventory controls. The ratio of current assets to current liabilities is 3.4:1 at September 30, 1994. In addition to selling its products, the Company also leases its products under sales-type lease agreements. These receivables are available for sale as a source of financing.

Short-term debt of $1,690,000 consisted of international borrowings and the $18,000 short-term portion of the State of Connecticut loan. Long-term debt was $19,595,000 consisting of $19,515,000 convertible subordinated debentures and $80,000 of the state of Connecticut loan. The Company had no domestic borrowings outstanding at September 30, 1994 under its $8,000,000 revolving line of credit with People's Bank (See Note 3). The Company did have international borrowings outstanding at September 30, 1994 under a its line of credit with National Westminster Bank Plc, of which $578,000 was available September 30, 1994.

In November 1994, the Company purchased an 83,000 square foot facility in Shelton, Connecticut for the purchase price of $2.9 million. This facility will serve as the Company's corporate headquarters and manufacturing plant when the leases for the Company's current facilities in Shelton and Orange, Connecticut expire in mid-1995. The Company intends to spend approximately $1.2 million in additional capital improvements on the facility, including the addition of 12,000 square feet of warehouse space.

Under the terms of the Warrant Agreement governing its Common Stock Purchase Warrants ("Warrants"), the warrantholders have the option to require the Company to redeem all or part of the outstanding Warrants at a redemption price of $1.25 per Warrant, during the period commencing October 1, 1994 and expiring December 31, 1994. If all outstanding Warrants are redeemed, such redemption price to the Company will be $947,730.

In the opinion of management, existing financial resources, including cash anticipated to be generated by operations and available under existing credit facilities, will be adequate to meet current and expected operating and capital requirements.

___________________

Inflation did not have a significant impact on the Company during 1993 and is not expected to do so in 1994.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

           A former officer of the Company who sued the Company for breach of an alleged promise of lifetime employment was awarded a jury verdict of $413,000 in October 1991. In May 1993 the court granted the Company's motion to set aside the verdict. Such former officer appealed the court's decision. In August 1994 the Connecticut Supreme Court upheld the lower court decision, finding in favor of the Company. The plaintiff's motion for a rehearing of the case was denied by the court in September 1994.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

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





                                    DATA SWITCH CORPORATION
                                    (Registrant)



Date:  November 14, 1994            /s/ William J. Lifka
                                    William J. Lifka
                                    Chairman, President and
                                    Chief Executive Officer




Date:  November 14, 1994            /s/ W. James Whittle
                                    W. James Whittle
                                    Vice President and
                                    Chief Financial Officer

                                                    EXHIBIT 11
                         DATA SWITCH CORPORATION
               COMPUTATION OF EARNINGS (LOSS) PER SHARE
                     (000's except per share data)
                            For the three        For the nine
                            months ended         months ended
                             September 30,       September 30,
                           1994       1993       1994     1993
                         _________________       _____________
Primary
_______

Shares outstanding at
 the beginning of the
 period                    12,318    12,109    12,176    12,041

Weighted average
 number of shares
 issued and
 issuable share
 equivalents                   56       144       165       242
                         _________ _________ _________ _________
Weighted average
 number of common
 shares outstanding        12,374    12,253    12,341    12,283
                         ========= ========= ========= =========
Net income (loss)        $  1,013  $   (676) $  1,585  $    281
                         ========= ========= ========= =========
Primary earnings
 (loss) per share        $   0.08  $  (0.06) $   0.13  $   0.02
                         ========= ========= ========= =========

Fully Diluted
_____________
Shares outstanding at
 the beginning of
 the period                12,318    12,109    12,176    12,041

Weighted average
 number of shares
 issued and issuable
 share equivalents             56       144       171       271

Assumed conversion of
 debentures                 2,820     2,820     2,820     2,820
                         _________ _________ _________ _________

Weighted average
 issued and issuable
 share equivalents
 as adjusted
 for full dilution         15,194    15,073    15,167    15,132
                         ========= ========= ========= =========
Net income (loss)        $  1,013  $   (676) $  1,585  $    281
                         ========= ========= ========= =========
Adjustment for
 interest, net of
 tax, on convertible
 debentures                   243       243       729       729
                         _________ _________ _________ _________
Adjusted net income
 (loss)                  $  1,256  $   (433) $  2,314  $  1,010
                         ========= ========= ========= =========
Fully diluted earnings        (a)       (a)       (a)       (a)
 (loss) per share        $   0.08  $  (0.03) $   0.15  $   0.07
                         ========= ========= ========= =========

(a) These calculations are submitted in accordance with SEC Release No. 9083, although they are not in accordance with APB opinion No. 15 because the additional incremental shares are anti-dilutive and increase/decrease the reported net income (loss) per share.

[TYPE] EX-27
[ARTICLE] 5
[MULTIPLIER] 1,000

<PERIOD TYPE>                             9-MOS
<FISCAL YEAR END>                         DEC-31-1994
<PERIOD END>                              SEP-30-1994
[CASH]                                          7,445
[SECURITIES]                                        0
[RECEIVABLES]                                  20,029
[ALLOWANCES]                                      665
[INVENTORY]                                    14,993
<CURRENT ASSETS>                               44,118
[PP&E]                                         26,425
[DEPRECIATION]                                 21,627
<TOTAL ASSETS>                                 55,607
<CURRENT LIABILITIES>                          12,800
[BONDS]                                        19,515
[COMMON]                                          124
<PREFERRED MANDATORY>                               0
[PREFERRED]                                         0
<OTHER SE>                                     21,459
<TOTAL LIABILITY AND EQUITY>                   55,607
[SALES]                                        66,855
<TOTAL REVENUES>                               66,855
[CGS]                                          36,604
<TOTAL COSTS>                                  36,604
<OTHER EXPENSES>                                 (178)
<LOSS PROVISION>                                    0
<INTEREST EXPENSE>                              1,497
<INCOME PRETAX>                                 2,438
<INCOME TAX>                                      853
<INCOME CONTINUING>                             1,585
[DISCONTINUED]                                      0
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
<NET INCOME>                                    1,585
<EPS PRIMARY>                                     .13
<EPS DILUTED>                                     .15