Form 10-Q/A
period 1994-09-30
DATA SWITCH CORP
filed 1995-01-05
CIK 701376

AMENDED TO INCLUDE EXHIBIT 27 AS A SEPARATE DOCUMENT TO ORIGINAL FILING
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                              Form 10Q/A


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

           (27)  Financial Data Schedule

           Reports on Form 8-K

           The issuer has not filed any reports on Form 8-K during the quarter for which this report is filed.