Form 10-K
DATA SWITCH CORP
filed 1995-03-29
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  Form 10-K
                                  _________

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1994
                         Commission File Number 0-10745

                         DATA SWITCH CORPORATION
             ______________________________________________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for
the past 90 days.   YES x   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1995: Approximately $35,218,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock and common stock purchase warrants at December 31, 1994.

Securities registered pursuant to Section 12(b) of the Act.

                                  NASDAQ            Number of
 Title of Each Class              Symbol        Shares Outstanding
____________________              ______        ___________________

Common Stock, $.01 par value,
 with Purchase Rights attached    DASW                12,376,891

Common Stock Purchase Warrants
(expiring December 31, 1995)      DASWZ                   10,112


ITEM 1 -- BUSINESS

The Company

Data Switch Corporation (referred to as the "Company") designs, develops, manufactures, markets and services products for large scale data center networks. Product categories include fiber-based systems for connecting fiber processors and peripherals, channel networking systems for connecting channel-attached devices and processors over extended distances, communication systems for connecting users onto the networks entering the Data Center and channel switches for connecting legacy channels to peripherals. The Company's products are intended to facilitate the flow of data through complex information processing resources, such as airline reservation systems, financial networks and common carrier networks. These products reduce system downtime, improve performance and increase total equipment flexibility and access by dynamically switching the flow of data from overloaded or failed equipment to available equipment.

The Company was incorporated in Delaware in April 1977 and became a public company on the over-the-counter market in April 1982. In December 1986, the Company acquired controlling interest in T-Bar Incorporated ("T-Bar"). The remaining outstanding shares were acquired in the third quarter of 1987. T-Bar was merged into the Company in January 1990. The Company continues to manufacture and sell certain of its products under the T-Bar name and logo.

Products

      Product Line Breakdown                  % of Total Revenue
                                           1994      1993      1992
                                           ____      ____      ____
      Fiber-Based Systems                    29%       20%       2%
      Channel Networking Systems              8        16       18
      Channel Switches                       15        23       35
      Data Communications Switches           13        10       14
      T-Bar Products                          9         7        8
      Service                                23        20       21
      Other                                   3         4        2
                                            ____      ____     ____
      Total                                 100%      100%     100%
                                            ====      ====     ====

Revenues were down slightly in 1994 primarily due to two factors. First, the decline in channel switches continued as expected. In addition, revenues in channel networking systems were impacted adversely by a decline in the older technology units and slower then expected acceptance of the newer generation of channel extenders. The introduction of the Enterprise Networking System 9095 in the second half of the year is expected to increase revenues in this segment of our business. Fiber based products continued to grow as expected. Revenues from communications systems were relatively strong.

In late 1994, the Company announced two new products. First the Company introduced intelligent switching hubs for local area network applications via a joint marketing, technology and development agreement with LANNET, Inc. In addition, the Company introduced the 9800 Multiple Architecture Extender (MAX), designed to provide ESCON extension of high volume devices such as Direct Access Storage Devices (DASD).

Fiber-Based Systems

The current generation of IBM mainframes is fiber-based.  Data
Switch offers products that facilitate the connectivity and networking of these new systems.

The Company's Fiber Management System (FMS) consists of pre-assembled fiber-optic cabling and components, as well as a planning and installation service for interconnecting these new data center systems. FMS prices range from $50,000 to $750,000, depending on the size and complexity of the installation.

Within the data center, a device called a "director" dynamically networks new mainframes and fiber-based peripheral devices. A director can re-distribute data traffic and bypass failed computers, computer channels, or control units, thus enabling companies to avoid downtime. The Company sells its director product through a reseller agreement and plans to add other features to enhance the product. Prices for a director range from $100,000 to $450,000, depending on the number of connections required.

The new generation of fiber-based mainframes cannot directly communicate with older, copper-based mainframes or peripherals. Protocol converters enable products from the different generations to work together. The Company's High-Density FX (HDFX), MX (HDMX) and BX (HDBX) products allow fiber to copper, multi-mode fiber to single-mode and fiber extension capabilities, respectively. Prices range from $10,000 to $275,000, depending on application requirements.

The Company's Configuration Change Management System (CCMS) is a software support system for multi-generation data centers. CCMS builds a data center configuration database that generates reports and graphical, logical configurations. The CCMS site license is $25,000.


Channel Networking Systems

The Company's 9095 Enterprise Networking System (ENS) converts the mainframe's signals for transmission over high-speed telephone company lines, including Switched Multimegabit Data Service
(SMDS), to connect to other mainframes, high-speed printers, tape storage units, and workstations at user sites located anywhere in the world. The 9095 enables a company to share resources, provides alternate paths in case a line fails, and balances traffic over the lines to optimize performance. The Company began customer shipments of the 9095 in January 1995. The price of a typical Model 9095 system with support for a multi-site network is approximately $250,000.

The Company's current primary channel extension products, the Models 9200 and 9400, multiplex several channels over one or two high-speed communications lines, thereby providing the customer with greater flexibility and economies than previous products. The 9800, introduced in December 1994, is the industry's first ESCON channel extender maintaining all of the same functionality of the 9200 and 9400, but adding extension of ESCON DASD. This system's price ranges from $80,000 to $400,000.

Channel Switches

Channel switches serve in copper-based networks of mainframes and peripherals. The Company's Models 2400, 1800 and 1200 route data between multiple, copper-based mainframe computers and peripheral equipment. These switches range in price from approximately $25,000 to $2,000,000, depending on size, sophistication and capacity.

The Model 3600 Single and Redundant Matrix switches offer static matrix switching of non-fiber channels, and integrated fiber-optic switching and conversion, facilitiating the customer's migration to the newer fiber architecture. Prices range from $57,000 to $2,000,000, depending on the modules included.

The HostNet Model 9088 dynamically switches as many as 32 computer channels, allowing users to access applications or information residing on any attached computer. The Model 9088 provides local connectivity at channel speeds. This product ranges in price from approximately $60,000 to $2,000,000.

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

As users have migrated to PC-based solutions, new requirements for connecting the PC's and networking them into the Data Center have emerged. The Company's solution for this requirement is the Intelligent Switching Hub. As networks have grown in size, switching hubs that allow for dedicated bandwidth to each PC have become important building blocks for Enterprise Networks. The Company began marketing a switching hub in 1995 as a result of an alliance formed with LANNET, Inc. The price for these products ranges from $20,000 to over $1,000,000.

T-Bar Products
The Company develops and markets a variety of switches and components for voice, video and data applications under the "T-Bar" name. These products range in price from $65 to $900.

The Variswitch product provides sparing for critical network components and systems. Switching is provided for LANs, voice, fiber-optics and data channels in addition to all standard data communications interfaces. The Variswitch ranges in price from $5,000 to $300,000.

T-Bar products also include switching, monitoring and cable management solutions for the fiber-optic market. The newest product T-Bar is the Optiswitch, a photonic matrix switch transparent to speed and protocol. The Optiswitch product is typically priced from $15,000 to $162,000.

The Company expanded into the LAN management market with the announcement of LANtap in August 1993. LANtap reduces the expense of managing large LAN networks by sharing expensive diagnostic equipment and facilitating centralized remote testing. The Company began shipment of this product in the first quarter of 1994.

Sales and Marketing; Foreign Sales; and Backlog
The Company's customers are large companies, typically with IBM and IBM-compatible mainframe computers and related peripheral devices. Customers include airlines, banks, securities firms, telecommunications companies, manufacturing firms, power utilities and insurance companies.

The Company has a worldwide sales force of 75 sales managers, representatives and systems engineers, located in 24 offices throughout the United States and overseas. Products are sold internationally through wholly-owned subsidiaries in Canada, the United Kingdom, Germany, and Italy, and through independent distributors worldwide.

The Company does not emphasize financing as part of its sales and marketing efforts. The Company maintains a leasing arrangement for customers who elect lease financing. Sales-type leases accounted for approximately 3% of the Company's annual sales in 1994 and 2% in 1993. The equipment leases generally range from two to five years and include an option to purchase the equipment at the end of the lease term.

The Company generally sells its equipment with a 90-day warranty covering both parts and labor. The Company also provides installation and maintenance services for its products. As of February 1, 1995, the Company had 94 service personnel located in 28 offices in the United States and overseas. The Company also provides service to certain of its customers through third-party arrangements.

For the year ended December 31, 1994, the Company's sales to customers in foreign countries were approximately $21,400,000, representing approximately 24% of sales compared to $17,000,000, or 18% of sales, in 1993 and $19,800,000, or 24% of sales, in 1992, reflecting an increase in sales in German and Italian markets from 1993 to 1994 and the severe adverse impact of European economic conditions from 1992 to 1993.

All product orders are generally cancelable without penalty to the customer. Substantially all of the Company's backlog is shipped within 90 days. Backlog at any particular date depends on the timing of orders, and therefore is not necessarily a reliable indicator of future sales over an extended period of time. The Company did not experience a material amount of order cancellations in 1994 or 1993. The Company's backlog was approximately $4,081,000 at December 31, 1994, compared with approximately $7,781,000 at December 31, 1993.

During 1992 Data Switch received two multi-million dollar, multi-year contracts from the Federal Reserve and Harris Corporation. The Federal Reserve's contract with the Company is for communication switches and control systems for its network modernization program. Harris Corporation's contract with the Company is for communications switching equipment for its project to modernize the nation's air traffic control system. During 1994 the Federal Reserve and Harris Corporation purchased $2.2 million and $1.5 million, respectively, of goods related to these contracts. These contracts are subject to change and are thus not included in the backlog. However, it is anticipated that future releases under these contracts will amount to $.6 million and $1.2 million for the Federal Reserve and Harris Corporation, respectively.

Engineering and Development

The industry in which the Company operates is subject to rapid technological change. The Company is committed to the development of new products and the application of new technologies to existing products. Engineering and development activities resulted in expenditures of $10,524,000, $12,970,000 and $12,725,000 for the
years ended December 31, 1994, 1993 and 1992, respectively. Engineering and development expenditures are expensed as incurred. The Company anticipates engineering and development expenditures of approximately $10,000,000 in 1995. The Company believes that despite the reduction in expense, improved effectiveness of the department more than offsets the decrease in spending.

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

Competition

The market for data center networking equipment is intensely competitive. Competition is based on technology, equipment features, quality, availability, price and service. The Company believes that it is competitive in all of these areas.

In the fiber-based systems market, the Company primarily competes with IBM and regional cabling companies. Conversion products are sold by Comparex, IBM, Fibercom, and other companies. While IBM holds the dominant market share, it does not offer a high-density product with enhanced redundancy features, which the Company does. Data Switch competes with IBM and a small number of resellers in the director market.

In the field of channel networking and channel extension, the Company competes with Computer Network Technology and Network
Systems Corporation. A number of other companies also manufacture and market channel extension products.

In the channel switching market, the Company traditionally sold against IBM. In late 1993 Telenex (a Division of General Signal) entered into this market. The Company believes that IBM no longer actively markets switching systems that support its older-architecture mainframes because IBM is emphasizing its new fiber-based systems.

Principal competitors in the data communications switching market include Telenex (a division of General Signal), Bytex, which was acquired by Network Systems in mid-1993, and Dynatech.

T-Bar products primarily compete with Hadax Electronics and Telenex.

Employees

As of February 1, 1995, the Company had a total of 449 employees, including 7 officers, 57 administrative personnel, 211 sales, service and marketing personnel, 69 engineering personnel and 105 production personnel. None of the Company's employees is represented by a labor organization, and the Company considers its relationship with its employees to be good.

Patents and Trademarks

The Company has registered the name "DATA SWITCH". The Company also acquired certain patents and trademarks in connection with its acquisition of T-Bar, including the trademark "T-BAR". The Company believes that although its patents and trademarks have value, they are not material to its businesses, either individually or in the aggregate.

ITEM 2 -- PROPERTIES

The Company currently leases a 59,000-square-foot facility in Shelton, Connecticut, for its executive, administrative, sales and engineering offices. The lease has a current annual rent of $1,021,000 and expires May 31, 1995. The Company leases production facilities and office space of approximately 64,000 square feet in Orange, Connecticut, under a lease expiring June 30, 1995. Rent payable by the Company for the duration of its lease in 1995 will be approximately $154,000. The Company also leases approximately 23,000 square feet in Milford, Connecticut which was formerly used for manufacturing purposes at an annual rental of $168,000 in 1994, under a lease expiring June 30, 1997, with a renewal option through June 30, 2002. The Company has sublet approximately 7,300 square feet of this facility at an annual rental income of $36,000.

In the fourth quarter of 1994, the Company purchased an 83,000-square foot facility and adjacent land in Shelton, Connecticut for the aggregate purchase price of $3,140,000. The purchase is expected to be financed in major part by a low-interest loan and a grant from the State of Connecticut. The Company will consolidate its current Shelton and Orange operations in such facility in the spring of 1995. The Company is currently constructing an additional 10,800 square feet of warehouse space on such site, at a cost of approximately $750,000. The Company expects to recognize substantial expense reductions as a result of such consolidation beginning in the third quarter of 1995.

The Company leases sales or service office space in 28 cities in the United States, Canada and Europe. The leases have varying expirations through March 2013, and the aggregate annual rent is currently approximately $1,105,000.

The Company believes that its purchased and leased properties are adequate to fulfill its operational requirements.


ITEM 3 -- LEGAL PROCEEDINGS

A former officer of the Company who sued the Company for breach of an alleged oral promise of lifetime employment was awarded a jury verdict of $413,000 in October 1991. In May 1993 the court granted the Company's motion to set aside the verdict. Such former officer appealed the court's decision. In August 1994 the Connecticut Supreme Court upheld the lower court decision, finding in favor of the Company. The plaintiff's motion for rehearing of the case was denied by the court in September 1994.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS


The common stock and the warrants (see Note 9 to the Consolidated Financial Statements) of the Company are traded on the over-the-counter market under the NASDAQ symbols DASW and DASWZ, respectively. The following table sets forth the quarterly high and low trade prices for each of the common stock and the warrants as reported by NASDAQ for the periods indicated.

Common Stock (DASW)($'s)
________________________
                                 High                    Low
1993
____
First Quarter                   4-5/8                  2-3/16
Second Quarter                  4-1/4                   2-5/8
Third Quarter                   3-3/8                   1-7/8
Fourth Quarter                  2-3/4                   1-1/2


1994
____
First Quarter                       3                   1-1/2
Second Quarter                2-15/16                       2
Third Quarter                   2-5/8                   2-1/8
Fourth Quarter                      3                   2-1/8

1995 Warrants (DASWZ)($'s)
__________________________
                                 High                    Low
1993
____
First Quarter                   1-7/8                   11/16
Second Quarter                  1-1/2                   1-1/8
Third Quarter                   1-1/4                       1
Fourth Quarter                  1-1/4                   1-1/8

1994
____
First Quarter                   1-1/8                       1
Second Quarter                  1-1/8                       1
Third Quarter                   1-1/8                  1-1/16
Fourth Quarter                  1-1/4                   1-1/8

On February 28, 1995 the closing price of the common stock, as reported by NASDAQ, was $3.50 per share. The closing price of the 1995 Warrants was $1.19 per warrant. As of February 28, 1995, there were approximately 2,300 holders of record of the Company's common stock and 6 holders of record of the 1995 Warrants.


Dividend Policy

The Company has never paid a cash dividend on its common stock and does not contemplate doing so in the forseeable future.


ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth selected consolidated statement of operations data of the Company for the five years ended December 31, 1990 through 1994, and selected consolidated balance sheet data as of December 31 for each of the five years. Such selected consolidated financial data has been derived from the consolidated financial statements of the Company and should be read in conjunction therewith and the related footnotes thereto.

                               Years Ended December 31
                   ________________________________________________
                       1994      1993      1992      1991      1990
STATEMENT OF
OPERATIONS DATA                 (000's except per share data)
Revenues, net      $ 90,571  $ 95,078  $ 84,020  $103,000  $121,798
Cost of revenues     49,596    55,042    42,682    52,147    59,441
                   _________ _________ _________ _________ ________
 Gross profit        40,975    40,036    41,338    50,853    62,357
Selling, general
and administrative   24,558    24,994    26,705    32,827    34,142
Engineering and
 development         10,524    12,970    12,725    11,733    11,915
Restructuring
 charge (a)               -     1,780         -         -        -
Goodwill amort-
ization and
 write-down (b)         171       171       171    34,450     2,888
                   _________ _________ _________ _________ ________
 Income (loss)
 from operations      5,722       121     1,737   (28,157)   13,412
Other expense        (1,779)   (2,189)   (2,978)   (3,775)  (5,269)
                   _________ _________ _________ _________ ________
 Income (loss)
 before income
 taxes                3,943    (2,068)   (1,241)  (31,932)    8,143
Provision for
 (benefit from)
 income taxes         1,380       (75)     (228)      916     4,872
                   _________ _________ _________ _________ ________
 Income (loss)
 before extra-
 ordinary gain        2,563    (1,993)   (1,013)  (32,848)    3,271
Extraordinary
 gain (c)                 -         -         -       425     2,820
                   _________ _________ _________ _________ ________
Net income (loss)  $  2,563  $ (1,993) $ (1,013) $(32,423) $  6,091
                   ========= ========= ========= ========= ========
Income (loss)
 before extra-
 ordinary gain
 per common share  $   0.21  $  (0.16) $  (0.08) $  (2.76) $   0.28
                   ========= ========= ========= ========= ========
Net income (loss)
 per common
 share (d)         $   0.21  $  (0.16) $  (0.08) $  (2.73) $   0.52

                   ========= ========= ========= ========= ========
Weighted average
 number of common
 shares
 outstanding         12,358    12,120    11,993    11,892    11,693

                                     December 31,
                   ________________________________________________
                        1994      1993      1992      1991     1990
BALANCE SHEET DATA                        (000's)
Working capital    $ 28,578  $ 34,350  $ 27,786  $ 40,756  $ 41,167
Total assets         57,688    60,284    56,814    68,685   104,865
Short-term debt
 and current
 portion of
 long-term debt
 and capital
 lease obligations    1,833       240     1,095     1,780       726
Capital lease
 obligations, less
 current portion        506       724       646       576       441
Long-term debt,
 less current
 portion             19,591    25,487    19,515   30,614     33,952
Redeemable
 warrants                 -       885       802      718        635
Total share-
holders' equity      22,615    19,663    21,476   22,724     54,999

(a) In the fourth quarter of 1993, the Company commenced a workforce reduction of approximately 10% and accrued the cost of severance and related expenses.
(b) In the third quarter of 1991, the Company wrote down goodwill associated with the T-Bar purchase, to estimated recoverable value of $2.4 million, and wrote off the goodwill associated with the purchase of the minority interest in IntelliNet Corporation. The charge amounted to $32,996,000.
(c) Net gain from exchange of convertible debentures in 1990 and from repurchases of debt in 1991 and 1990.
(d) The Company has never paid a cash dividend on its common stock.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1994 vs. 1993

The Company reported net income of $2,563,000 in 1994, compared with a net loss of $1,993,000 in 1993 that included a one-time pre-tax restructuring charge of $1,780,000 for employee severance and related expenses. Product revenues decreased 7.3% in 1994 to $70,199,000 compared with $75,739,000 in 1993. The shortfall was the result of a decline in domestic product revenues, offset somewhat by an increase in the international arena. Activity in the Company's older product lines decreased significantly, offset in part by more recent product introductions. Revenues in 1995 are expected to increase as a result of new products introduced late in 1994, partially offset by the Company's expectation that its older product lines will decline in volume. Service revenues continue an upward trend increasing 5.3% to $20,372,000 in 1994 from $19,339,000 in 1993. This increase was primarily due to an increase in the installed base and improved time and materials management. Revenues from European subsidiaries increased from $12,254,000 in 1993 to $13,984,000 in 1994 as a result of a full year of revenues from the Company's Italian subsidiary and an increase in revenue from its German subsidiary. The Company expects further growth in the European market due to the recent reorganization of the European sales and marketing functions.

Cost of product revenues decreased to 54.4% in 1994, from 56.3% in 1993, primarily as a result of lower material costs and increased manufacturing efficiencies. Cost of service revenues declined significantly to 56.1% from 64.2% in 1993. This reduction was due to decreased parts and materials expense resulting from a concentrated effort in the management of this area, a reduction in headcount and the impact of the increased revenue base. The Company believes that in 1995 the cost of revenues will be similar to those in 1994.

The Company reduced operating expenses in 1994, realizing a $436,000 savings in selling, general and administrative expenses. These reduced expenses were primarily attained through a reduction in headcount achieved in the 1993 restructuring. Selling, general and administrative expenses as a percentage of revenue were 27.3% in 1994 versus 26.5% in 1993, due to the decrease in the revenue base.

Engineering and development expenses decreased $2,446,000 to 11.6% of revenue in 1994 from 13.6% of revenues in 1993. This reduction was the result of a downsized and reorganized engineering department and cost containment program. The Company believes that despite the reduction in expense, improved effectiveness of the department more than offsets the decrease in spending. A more aggressive joint technology sharing strategy was implemented and the Company entered into agreement with LANNET, Inc. and a development and marketing agreement with EMC Corporation. We expect to see initial product revenue related to both of these arrangements begin in the first quarter of 1995. The Company anticipates spending approximately $10,000,000 in research and development in 1995.

In the fourth quarter of 1994 the Company purchased an 83,000 square foot building and adjacent land in Shelton, Connecticut which will consolidate all the Company's operations in one location, except for its foreign and regional sales and service offices, when the Company's current Shelton and Orange leases expire in mid-1995. The Company expects to incur non-recurring relocation expenses of approximately $500,000 in the first half of 1995, offset in full by anticipated savings of the same amount as a result of this consolidation in the second half of 1995.

Long and short-term debt outstanding (including capital lease obligations) was $4,521,000 less at December 31, 1994 than at December 31, 1993. Positive cash flow led to the repayment of revolver debt. Interest expense was less in 1994 versus 1993 because of lower debt balances.

The Company recorded a tax provision of 35% on earnings before tax of $3,943,000, substantially all of which were domestic. The effective tax rate was slightly higher than the statutory federal tax rate of 34% due to state taxes offset in part by the utilization of loss and credit carryforwards and the reduction of the valuation allowance due to reversal of temporary differences on which the Company had previously provided deferred taxes. The Company recorded an income tax benefit in 1993. This benefit was limited by the valuation allowance established in 1993.

In 1994, the Company adopted SFAS No. 112 Employers' Accounting for Post Employment Benefits. Under this statement employers are required to recognize the obligation to provide post employment benefits if the obligation is attributable to employee services already rendered, employee rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of benefits can be reasonably estimated. The adoption of this statement was not material to the consolidated results of operations or financial position of the Company.


1993 vs 1992

The Company reported a net loss of $1,993,000 in 1993, compared with a net loss of $1,013,000 in 1992. The Company's product revenues increased in 1993 due to the shipment of new products. Product revenues increased 14.1% compared with those in 1992, reversing a trend of declining revenues from 1990 to 1992. Service revenues increased 9.6% from 1992, due to an increase in the installed base. Revenues in Europe declined from $13,096,000 in 1992 to $12,254,000 in 1993 due to continued weak economic conditions, resulting in a $504,000 loss in Europe in 1993. The net loss in 1993 included a one-time pre-tax restructuring charge of $1,780,000 for employee severance and expenses related to a reduction in staffing levels of approximately 10% to enable the Company to operate profitably at current revenue levels. The accrued costs of this restructuring was expended by the end of 1994. The future reduction in annual employee costs is approximately $3,000,000.

Cost of product revenues increased in 1993 to 56.3% from 46.7% in 1992. Cost of service revenues declined to 64.2% in 1993 from 66.1% in 1992. The increase in cost of product revenues resulted primarily from product mix, including a significant increase in sales by the Company of products manufactured by third parties, which products have lower gross margins than those manufactured by the Company. The Company also experienced a decline in margins due to discounts on large-dollar sales.

The Company reduced operating expenses in 1993, including a $1,711,000 reduction in selling, general and administrative expenses. This decrease was achieved through the consolidation of facilities in 1993, and a smaller average workforce in 1993 versus 1992. As a result of these savings and increased revenues in 1993, selling, general and administrative expenses as a percentage of revenue decreased to 26.5% in 1993, compared with 32.0% in 1992.

Engineering and development expenditures increased to $12,970,000 in 1993 from $12,725,000 in 1992, comprising 13.6% and 15.1% of revenues in 1993 and 1992, respectively. These expenditures supported development of strategic new products which began shipping in 1993.

Although long and short-term debt outstanding (including capital lease obligations) was $5,195,000 more at December 31, 1993 than at December 31, 1992, interest expense was substantially less in 1993 because the average outstanding debt and interest rates were lower in 1993 than in 1992.

The Company recorded an income tax benefit in 1993. The tax benefit in amount and percentage was lower in 1993 than in 1992, as a result of limitations on the ability to recognize the tax benefit of both domestic and foreign subsidiary losses. The Company adopted SFAS No. 109, Accounting for Income Taxes in 1993. The net effect of adoption of the statement was not material to the consolidated results of operations or financial position of the Company.

Liquidity and Capital Resources


The Company generated $12,454,000 of cash before financing activities in 1994, as opposed to using $7,258,000 in 1993. As of December 31, 1994 the Company had working capital of $28,578,000 reflecting a decrease of $5,772,000 from the prior year. This decrease primarily resulted from substantial reductions in inventory and receivable levels in 1994 which led to repayment of the Company's long-term revolving debt. In addition to selling its products, the Company also leases its products under sales type lease agreements. These lease receivables are available for sale as a source of financing. The Company received approximately $151,000 in 1994 from the sale of leases compared to $3,043,000 in 1993.

The ratio of current assets to current liabilities was 2.9:1 at year-end 1994, compared with 3.6:1 at year-end 1992.

Long-term debt consisted of $19,515,000 of convertible subordinated debentures and $76,000 of indebtedness to the State of Connecticut for a loan granted under a State financial assistance package.
The loan is subject to certain terms and conditions, one of which is a promise to maintain operations in Connecticut for a minimum of 10 years from the date of receipt of the last State financial assistance package payment. In addition, at December 31, 1994, the Company, based on a formula of eligible receivables (as defined), has available up to $8,000,000 of revolving credit with People's Bank. This line of credit is collateralized by a first lien on substantially all of the Company's assets, and is available subject to maintenance of certain covenants and financial ratios through
March 1, 1996.  At December 31, 1994   the Company used $1,578,000
of available credit to finance European operations in the short term. The Company was in compliance with all financial covenants contained in its credit agreement.

Capital expenditures in 1995 are expected to exceed depreciation expense by approximately $750,000 due to the construction of additional warehouse space needed to maintain operations at a new 83,000 square foot facility in Shelton, Connecticut. The facility was purchased late in 1994, and will consolidate all the Company's operations in one location, except for its foreign and regional sales and service offices.

In the opinion of management, existing financial resources, including cash anticipated to be generated by operations and available under existing credit facilities, will be adequate to meet current and expected operating and capital requirements.


Impact of Inflation

Inflation did not have a significant impact on the Company during 1992, 1993 and 1994, and is not expected to do so in 1995.


ITEM 8 -- CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

INDEX
                                                           Page No.
                                                           ________

Financial Statements

Report of Independent Accountants                                15

Consolidated Balance Sheets - December 31, 1994 and 1993         16

Consolidated Statements of Operations
  for the years ended December 31, 1994, 1993 and 1992           17

Consolidated Statements of Cash Flows
  for the years ended December 31, 1994, 1993 and 1992           18

Consolidated Statements of Shareholders' Equity
  for the years ended December 31, 1994, 1993 and 1992           19

Notes to Consolidated Financial Statements                       20

Schedules (Refer to Item 14)                                     41

                           REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors of
Data Switch Corporation

We have audited the consolidated financial statements and the financial statement schedule of Data Switch Corporation listed in the index of consolidated financial statements and schedules in
Item 8 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data Switch Corporation at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




Stamford, Connecticut
January 31, 1995

                            DATA SWITCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (000's except share data)
                                                  December 31,
                                            _____________________
                                                1994         1993
                                            _________    ________
Current assets:
Cash and cash equivalents                   $  7,757     $    491
Accounts receivable
  (net of allowance for doubtful
  accounts of $553 in 1994
  and $656 in 1993)                           18,713       25,245
Income taxes receivable                          161          144
Lease receivables, net                         1,475        1,095
Inventories                                   14,672       19,795
Prepaid expenses and other                       646          966
                                            _________    ________
  Total current assets                        43,424       47,736

Long-term lease receivables, net               3,288        3,135
Property, plant and equipment, net             7,988        5,801
Other                                          2,988        3,612
                                            _________    ________
  Total assets                              $ 57,688     $ 60,284
                                            =========    ========
Current liabilities:
 Accounts payable, trade                    $  4,525     $  5,253
 Short-term debt                               1,578            -
 Current portion of long-term debt                18            -
 Accrued compensation                          2,081        2,368
 Other accrued liabilities                     5,098        4,889
 Income taxes payable                            801           37
 Other taxes payable                             508          599
 Current portion of capital
 lease obligations                               237          240
                                            _________    ________
  Total current liabilities                   14,846       13,386

Long-term debt, less current portion          19,591       25,487
Capital lease obligations,
 less current portion                            506          724
Deferred income taxes                            130          139

Contingencies

Redeemable warrants                                -          885

Shareholders' equity:
 Common stock, $.01 par value;
 authorized 20,000,000 shares;
 issued 12,425,320 and 12,224,278
 shares at December 31, 1994 and 1993,
 respectively                                    124          122
 Additional paid-in capital                   50,669       50,413
 Accumulated deficit                         (27,724)     (30,287)
 Cumulative translation adjustment              (165)        (272)
 Less:
  Receivables from stock purchases                 -          (24)
  Treasury stock, at cost
  (48,429 shares in 1994 and 1993)              (289)        (289)
                                            _________    _________
  Total shareholders' equity                  22,615       19,663
                                            _________    _________
 Total liabilities and
 shareholders' equity                       $ 57,688     $ 60,284
                                            =========    =========

The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                            DATA SWITCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (000's except per share data)
                               For the Years Ending December 31,
                             ___________________________________
                                 1994           1993         1992
                             _________      _________    _________
Revenues:
 Product revenues            $ 70,199       $ 75,739     $ 66,368
 Service revenues              20,372         19,339       17,652
                             _________      _________    _________
  Revenues, net                90,571         95,078       84,020
Cost of revenues:
 Cost of product revenues      38,176         42,617       31,012
 Cost of service revenues      11,420         12,425       11,670
                             _________      _________    _________
  Cost of revenues             49,596         55,042       42,682

  Gross profit                 40,975         40,036       41,338

Operating expenses:
 Selling, general and
 administrative                24,729         25,165       26,876
 Engineering and
 development                   10,524         12,970       12,725
 Restructuring charge               -          1,780            -
                             _________      _________   __________
 Total operating expenses      35,253         39,915       39,601

  Income from operations        5,722            121        1,737

Other income (expense):
 Interest expense              (1,981)        (2,077)      (2,684)
 Foreign exchange
 gain (loss)                       96            (87)        (207)
 Other, net                       106            (25)         (87)
                             _________      _________    _________
  Total other income
  (expense)                    (1,779)        (2,189)      (2,978)

Income (loss) before
 income taxes                   3,943         (2,068)      (1,241)

Provision for (benefit
 from) income taxes             1,380            (75)        (228)
                             _________      _________    _________
Net income (loss)            $  2,563       $ (1,993)    $ (1,013)
                             =========      =========    =========
Primary income (loss)
 per share                   $    .21       $   (.16)    $   (.08)
                             =========      =========    =========
Fully diluted earnings
 per share
                                   (a)            (a)          (a)
                             =========      =========    =========
Weighted average number
 of common shares
 outstanding                   12,358         12,120       11,993
                             =========      =========    =========

(a) Not presented as a result of being anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.
/TABLE

                            DATA SWITCH CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000's)
                                  For the Years Ended December 31,
                             _____________________________________
                                 1994           1993         1992

Cash flows from operating
 activities:
Net income (loss)            $  2,563       $ (1,993)    $ (1,013)

Adjustments to reconcile
 net income (loss) to net
 cash provided by
 operating activities:
  Depreciation                  3,330          3,492        3,208
  Goodwill amortization           171            171          171
  Reduction of goodwill
  from utilization
  acquired NOLs                   354              -            -
  Deferred income taxes           (23)          (130)          19
  Changes in operating
  assets and liabilities:
  (Increase) decrease in:
   Receivables                  6,174         (6,710)      12,185
   Inventories                  5,243            491         (163)
   Prepaid expenses and
   other                          358            517         (668)
  Increase (decrease) in:
   Accounts payable, trade       (741)          1,551        (986)
   Accruals                      (168)         (1,562)      2,356
   Income taxes payable           766              22         (79)
   Other taxes payable           (111)            197           9
 Other, net                        (6)            199         640
                             _________      __________   _________
   Net cash provided (used)
   by operating activities     17,910          (3,755)     15,679

Cash flows from investing
 activities:
 Property and equipment
 additions                     (5,456)        (3,503)      (2,799)
                             _________      _________      _______
   Net cash used in
   investing activities        (5,456)        (3,503)      (2,799)
                             _________      _________      _______

 Net cash provided (used)
 before financing activities   12,454         (7,258)      12,880

Cash flows from financing
activities:
 Net proceeds (payments)
 of short-term debt             1,582           (598)      (8,156)
 Proceeds under long-term
 borrowings                    16,354         36,523       10,042
 Principal payments and
 repurchases under
 long-term borrowings         (22,471)       (30,723)     (13,424)
 Proceeds from issuance
 of common stock                  320            325          244
 Redemption of warrants          (935)             -            -
                             _________      _________    _________
 Net cash provided (used)
 by financing activities       (5,150)         5,527      (11,294)

Effect of exchange rate
changes on cash                   (38)            14         (131)
                             _________      _________    _________
Net increase (decrease)
in cash and cash equivalents    7,266         (1,717)       1,455

Cash and cash equivalents at
beginning of the period           491          2,208          753
                             _________      _________    _________
Cash and cash equivalents
at end of the period         $  7,757       $    491     $  2,208
                             =========      =========    =========
Supplemental disclosures
of cash flow information:
Cash paid (received)
during the period for:
 Interest                    $  1,857       $  1,913     $  2,419
 Income taxes                $    284       $   (405)    $    178

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

       Property, Plant and Equipment:

       Property, plant and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of two to forty years or, in the case of leasehold improvements, over the term of the lease, if shorter. The cost and accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is charged to income.

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

       Warranty:

       It is the Company's general policy to give 90 day warranties on its product sales. The estimated cost of providing such warranty is charged to cost of sales upon recognition of product revenue.

        Income Taxes:

        In 1992, the Company used the liability method of accounting for income taxes. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). The cumulative effect of adoption was not material to the consolidated results of operations or financial position of the Company.

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

        Fully diluted earnings per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents that would arise from the exercise of stock options and stock warrants, where not anti-dilutive, plus the effect of the additional shares arising from the conversion of the convertible subordinated debentures. The effect of this calculation is antidilutive of all years.

2.      Inventories

        Inventories consist of the following as of December 31, 1994 and 1993:

                                                    (000's)
                                                1994         1993
                                            _______      ________
        Raw materials                       $  8,266     $ 11,075
        Systems in process                     1,541        1,821
        Finished goods                         3,392        5,409
        Demonstration equipment                1,473        1,490
        Total                               $ 14,672     $ 19,795

3.      Property, Plant and Equipment

        In the fourth quarter of 1994 the Company purchased an 83,000 square foot building and adjacent land in Shelton, Connecticut which will consolidate all the Company's operations in one location, except for its foreign and regional sales and service offices, when the Company's current Shelton and Orange leases expire in mid-1995.

        Property, plant and equipment include the following as of December 31, 1994 and 1993:

                                                    (000's)
                                                1994         1993
                                            _________    _________
        Land                                $    712     $      -
        Buildings                              2,533            -
        Machinery and equipment               14,101       17,362
        Furniture, fixtures,
        and leasehold improvements             8,718       10,790
        Equipment under capital leases         1,294        1,395
        Systems leased to customers            1,617        1,411
                                            ________     _________
                                              28,975       30,958
        Less, accumulated depreciation
         and amortization                    (20,987)     (25,157)
                                            _________    _________
        Net property, plant and equipment   $  7,988     $  5,801
                                            =========    =========

4.       Leasing Arrangements, as Lessor

         Sales-Type Leases:

         In addition to selling its products, the Company also leases its products under sales-type lease agreements expiring at various dates through 1999. The Company's net investment in sales-type leases consists of the following as of December 31, 1994 and 1993:

                                                    (000's)
                                                1994         1993
                                            _________    _________
         Minimum lease payments receivable  $  3,691     $  2,673
         Estimated unguaranteed
          residual values                      1,415        1,955
         Less, unearned finance income          (343)        (398)
                                            _________    _________
         Lease receivables, net                4,763        4,230
         Less, current portion                (1,475)      (1,095)
                                            _________    _________
         Long-term portion                  $  3,288     $  3,135
                                            =========    =========

         Estimated unguaranteed residual values include those related to lease receivables sold to third parties.

         Future minimum amounts receivable at December 31, 1994 under sales-type leases for the next five years were:

                                             (000's)
                                            ________
         1995                               $ 1,677
         1996                                 1,310
         1997                                   544
         1998                                   128
         1999                                    32

         The Company has entered into various arrangements for the sale of lease receivables under which the Company received proceeds of approximately $151,000 in 1994, $3,043,000 in 1993 and
$3,906,000 in 1992.  As of December 31, 1994 and December 31, 1993,
lease receivables sold under these arrangements totaled $2,186,000 and $4,747,000, respectively. In the event of a default by a lessee, recourse is limited to the collateralized equipment, with an estimated unguaranteed residual value of $621,000 and $1,134,000 at December 31, 1994 and 1993, respectively.

         Operating Leases:

         The Company leases systems to customers under operating leases, generally with terms of up to 24 months, with provisions for early termination with a penalty.

5.       Leasing Arrangements, As Lessee

         Operating Leases:

         The Company currently conducts all of its operations from leased facilities. In the fourth quarter of 1994 the Company purchased an 83,000 square foot building and adjacent land in Shelton, Connecticut which will consolidate all the Company's operations in one location, except for its foreign and regional sales and service offices, when the Company's current Shelton and Orange leases expire in mid-1995. Future minimum rental payments at December 31, 1994 under non-cancelable operating leases were as follows:

                                             (000's)
         1995                               $ 1,683
         1996                                   786
         1997                                   585
         1998                                   313
         1999                                   165
         Thereafter                           2,126
                                            _______
         Total                              $ 5,658
                                            =======

         The rent expense for all leased facilities amounted to $2,486,000, $2,704,000, and $3,117,000 for 1994, 1993 and 1992,
respectively.

         Capital Leases:

         The Company leases equipment and automobiles (included in property and equipment) under capital lease agreements that extend through 1998. Depreciation expense on these assets amounted to $360,000, $253,000 and $374,000 for 1994, 1993 and 1992,
respectively. As of December 31, 1994 and 1993, equipment under capital leases had a net book value of $500,000 and $838,000 respectively.

         Future minimum lease payments under capital leases, together with the present value of such payments as of December 31, 1994, were as follows:


                                              (000's)
                                            _________
         1995                               $    287
         1996                                    215
         1997                                    200
         1998                                    148
                                            ________
         Total                                   850
         Less, imputed interest (at rates
          ranging from 7.25% to 12.0%)          (107)
                                            _________

         Present value of capital
          lease obligations                      743
         Less, current portion                  (237)
                                            _________
         Long-term portion                  $    506
                                            =========


6.       Other Accrued Liabilities

         Included in other accrued liabilities are deferred revenues related to maintenance contracts of $2,228,000 and $1,126,000 at December 31, 1994 and 1993, respectively.


7.       Short-Term Debt

         Borrowings of the Company's European subsidiaries from banks, collateralized by the subsidiaries' receivables, were included in short-term debt at December 31, 1993 and 1992. All such borrowings were paid off by March, 1993. In July 1994 the Company entered into a new international overdraft line of credit with National Westminster Bank, Plc, enabling its European subsidiaries to borrow up to an aggregate of $2,250,000, of which $672,000 was available as of December 31, 1994. Borrowings under this line of credit are payable upon demand, are available until March 29, 1995 and are supported by a standby letter of credit and the cross guarantees of the Company and its subsidiaries. The loans bear interest at the rate of National Westminster's prime rate plus 1%. The weighted average interest rate for these loans was 7.6% at December 31, 1994.


8.       Long-Term Debt

         Long-term debt consisted of the following as of December
31, 1994 and 1993:

                                                    (000's)
                                            _____________________
                                                1994         1993
                                            _________    _________
         Lines of credit (a)                $      -     $  5,972
         9% convertible subordinated
          debentures (b)                       3,539        3,539
         8-1/4% convertible subordinated
          debentures (c)                      15,976       15,976
         State of Connecticut loan (d)            94            -
                                            _________    _________
                                              19,609       25,487
         Less, current portion                   (18)           -
                                            _________    _________
                                            $ 19,591     $ 25,487
                                            =========    =========

(a) On March 11, 1993, the Company entered into a long-term credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, all of which was available at December 31, 1994, based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinated debt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and (4) achievement of various financial ratios. At December 31, 1994 the Company was in compliance with all financial covenants contained in its credit agreement. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit.
The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1-1/4%. As the letter of credit supporting the Company's foreign borrowings (See Note 7) was funded under the Company's domestic line, the Company's borrowing ability under its domestic line of credit has been reduced for the aggregate amount of $2,250,000 so long as the foreign facility remains available.

(b) The 9% convertible subordinated debentures are convertible into the Company's common stock at a price of $6.92 per share. These debentures, due in 1996, are redeemable at a premium of 4% decreasing to par in 1995, in whole or in part, at the option of the Company.

(c) The 8-1/4% convertible subordinated debentures, which mature on June 1, 2002, are convertible into the Company's common stock at $6.92 per share and are redeemable in whole or in part, at the option of the Company. The Company is required to redeem on June 1, 1998, and on each June 1 thereafter through 2001, $7,000,000 aggregate principal amount of debentures at a redemption price of 100% of principal amount together with interest accrued to the redemption date, calculated to retire 80% of the debentures prior to maturity. As of December 31, 1994 $19,024,000 or
 54.4% of the original amount had been purchased or exchanged, which satisfies the repurchase requirements of the Company for 1998 and 1999. This agreement contains, among other provisions and covenants, the following: (1) prepayment options at a premium of 4.95% decreasing to par in 1997; (2) subordination of the debentures to all existing and future indebtedness (as defined);
(3) restrictions on the payment of dividends and stock purchases and (4) maintenance of levels of Consolidated Tangible Net Worth (as defined). In January of 1995 the Company repurchased $750,000 face amount of these debentures.

(d) In August, 1994 the Company received a loan of $100,000 from the State of Connecticut in connection with the relocation of its manufacturing facility to Orange, Connecticut in 1992. The loan is payable monthly over five years at a rate of 5% per annum.

9.       Common Stock

         Each 1995 Warrant issued pursuant to the debenture exchange offer in 1990 entitles the holder to purchase one share of common stock at a price of $5.00 per share, subject to adjustment, from January 1, 1991 through December 31, 1995. The expiration date is subject to extension under certain circumstances. The 1995 Warrants, which had a fair value of $0.75 per 1995 Warrant at the date of the exchange, were redeemable at the option of the holder for $1.25 during the last quarter of 1994. During such period, 748,112 warrants were redeemed. There were no 1995 Warrants exercised in 1994 or 1993. As of December 31, 1994, 10,112 of the 1995 Warrants were outstanding.

         The Company agreed in July 1992 to issue warrants to an investment banking firm for services rendered, pursuant to which such investment bank may, at any time after August 1, 1993 and prior to July 31, 1997, purchase 100,000 shares of the Company's common stock at $2.38 per share. None of the warrants were exercised in 1994 or 1993.

         The Company has reserved, as of December 31, 1994, 2,930,198 shares to be issued upon conversion of the 8-1/4% convertible subordinated debentures, the 9% convertible subordinated debentures, the 1995 Warrants and the investment banking warrants.

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

10.      Employee Incentive Plans

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

The changes in the number of common shares issuable under outstanding options, the number of shares reserved for issuance, and the price range of options are as follows:

                                1982      1983      1988      1989
                                ISOP(a)   ISOP(a)   NQSOP     ISOP
(000's except price range data)
Outstanding:  December 31, 1991   159       764       269      413
   Options granted                  6       209       120      102
   Exercised                        -         -         -        -
   Cancelled                      (16)     (181)     (114)     (96)

Outstanding:  December 31, 1992   149       792       275      419
   Options granted                  -        88       137      309
   Exercised                        -        (3)        -        -
   Cancelled                      (44)     (115)     (228)    (259)

Outstanding:  December 31, 1993   105       762       184      469
   Options granted                  -         -       138      334
   Exercised                        -        (1)        -      (33)
   Cancelled                      (54)     (361)      (20)    (162)
Outstanding:  December 31, 1994    51       400       302      608
Exercisable at
   December 31, 1994               51       288        95      206

Available for grant at
   December 31, 1994                -         -       198      359

Total shares reserved for
   future issuance at
   December 31, 1994               51       400       500      967

Price range of options   Low    $4.00     $2.00     $1.81    $2.00
   outstanding at
   December 31, 1994    High    $6.50     $8.13     $7.75    $4.63

Price range of options exercised

   1992                  Low        -         -         -        -
                        High        -         -         -        -

   1993                  Low        -     $2.00         -        -
                        High        -     $3.21         -        -

   1994                  Low        -     $2.00         -    $2.00
                        High        -     $2.00         -    $2.00

(a)   The 1982 and 1983 ISOP's have expired.

         Stock Purchase Plan:

         The 1981 Stock Purchase Plan provided directors, officers and managers of the Company the opportunity to purchase the Company's common stock. The total number of shares authorized under the plan could not exceed 375,000. The purchase price of the stock could not be less than fair market value of the stock on the date of purchase. In accordance with the terms of the plan, the Company had taken notes, for 90% of the purchase price, for certain purchases under the plan. These notes, which are shown as a reduction of shareholders' equity, were repaid in full as of December 31, 1994, totalled $24,000 at December 31, 1993 and $78,000 at December 31, 1992. The plan expired with respect to future purchases on January 4, 1983.

         The 1991 Employee Stock Purchase Plan, which succeeded a similar prior plan, grants to all regular full-time employees of the Company and its subsidiaries the right to purchase up to an aggregate of 500,000 shares of the Company's stock through payroll deductions, at a purchase price equal to 85% of the fair market value of the shares during each quarterly period that the plan is in effect. During 1994, 1993 and 1992, employees purchased 107,366, 121,997 and 153,401 shares, respectively, of the Company's stock through this non-compensatory plan and its predecessor. As of December 31, 1994, there were 43,372 shares reserved for future issuance under this Plan.

         Stock Bonus Plan:

         Under the 1983 Stock Bonus Plan, 150,000 shares were reserved for issuance. The Board of Directors awarded 9,736, 9,810 and 8,550 shares to employees during 1994, 1993 and 1992, respectively. Such awards are charged to expense and valued at the fair market value of the stock at the date awarded. As of December 31, 1994, there were 805 shares reserved for future issuance under this plan.

         Data Switch Bonus Plans:

         Under the Data Switch Bonus Plan ("Bonus Plan"), up to 10% of the Company's pre-tax, pre-bonus profit is placed into a pool to make cash awards to officers and other key employees based on base salary and grade level. This plan, adopted as of July 1, 1992, replaced the 1992 Executive Bonus Compensation Plan. Prior to January 1, 1994, payments under the Bonus Plan were made quarterly, based upon quarterly results. The Bonus Plan was amended effective January 1, 1994 to provide for annual payments, based upon annual results. Compensation expense under these plans was $469,000, $173,000 and $96,000 in 1994, 1993 and 1992,
respectively.

         The 1992 Executive Stock Incentive Plan is designed to provide incentive to a limited number of key executive employees of the Company. Under this plan, 500,000 shares of the Company's common stock were reserved for issuance. On an annual basis, up to 6% of the pre-tax, pre-bonus profits of the Company are placed in a bonus pool.  Of that pool, 83.3% is paid in shares and the
balance in cash, based upon the participant's base salary.   The
shares issued pursuant to this plan are restricted as to transfer by the recipient for a period of 2 years. Compensation expense under this plan was $247,000 in 1994 and $0 in 1993 and 1992.

         The Bonus Plans are administered by the Compensation and Stock Option Committee of the Board of Directors.

11.      Retirement Savings Plan

         In August 1986, the Board of Directors adopted the Retirement Savings Plan ("Savings Plan") for the benefit of all employees, effective as of January 1, 1987. The Savings Plan is a defined contribution plan. The Company's contribution to the Savings Plan was $362,000, $395,000 and $344,000 in 1994, 1993 and
1992, respectively.

12.      Income Taxes:

         The components of the provision (benefit) for income taxes are as follows:

                                             (000's)
                                 1994           1993         1992
                             _________      _________    _________
U.S. federal income taxes:
  Current                    $    568       $     30     $     19
  Deferred                          -            (48)         (19)
Charge equivalent to
  acquired net operating
  loss carryforward benefits      354              -            -
State taxes:
  Current                         374             63            -
  Deferred                          -           (150)         150
Foreign taxes:
  Current                          61            (40)        (257)
  Deferred                         23             70         (121)
                             _________      _________    __________
Total tax provision          $  1,380       $    (75)    $   (228)
                             =========      =========    ==========

         A reconciliation of the statutory tax rates and the Company's effective tax rates are as follows:

                                               (000's)

                                 1994           1993         1992
                                ______         _______      _______
U.S. federal statutory rate      34.0%          (34.0%)     (34.0%)
Increase (reduction) in tax
  rate resulting from:
  Domestic losses without tax
  benefit                            -           20.8%        9.1%
  Benefit of operating loss
  carryforward                   (2.5%)             -           -
  Benefit of tax credit
  carryforward                   (1.6%)             -           -
  Goodwill amortization           1.5%            2.8%        4.6%
  State taxes                     6.3%           (2.7%)       8.0%
  Reduction in valuation
  allowance                      (4.5%)             -           -
  Travel and Entertainment        1.4%            1.2%        1.8%
  Varying tax rates of foreign
    subsidiaries                  0.4%            8.3%       (7.9%)
                                 ______        ________     _______
                                 35.0%           (3.6%)     (18.4%)
                                 ======        ========     =======

         The following table summarizes by component, the net deferred tax assets (liabilities) of the Company as of December 31, 1994 and 1993.

                                                    (000's)
                                            _____________________
                                                1994         1993
                                            _________    _________
          Current tax assets related to:
          Inventory reserves                $  1,553     $  2,056
            Allowance for doubtful
            accounts                             186          202
            Other                                236          166
                                            _________    _________
                                               1,975        2,424

          Non-current tax assets
          related to:
            Depreciation                       1,065        1,294
            Loss carryforward                      -          766
            Tax credits                        3,690        3,752
            Alternative minimum credits          613          606
                                            _________    _________
                                               5,368        6,418

          Current tax liabilities
          related to:
            Lease receivables                   (717)        (776)
            Other                               (509)        (509)
                                            _________    _________
                                              (1,226)      (1,285)

          Non-current tax liabilities
          related to:
            Lease receivables                 (1,595)      (2,209)
            Other                               (130)        (139)
                                            _________    _________
                                              (1,725)      (2,348)

          Valuation allowance                 (4,522)      (5,348)
                                            _________    _________
          Net deferred tax liability        $   (130)    $   (139)
                                            =========    =========

         During 1994 the valuation allowance decreased by approximately $826,000 due to the utilization of loss and credit carryforwards and the reversal of temporary differences on which the Company had previously provided deferred taxes.

         At December 31, 1994 the Company had investment and research and development tax credits of $3,690,000 which will expire between 1996 and 2001. Included in these amounts are T-Bar preacquisition credits of $1,494,000, which will expire between 1998 and 2001. To the extent that T-Bar preaquisition net operating loss carryforwards and tax credit carryforwards are utilized, the Company recognizes income tax expense and reduces goodwill rather than recognizing a tax benefit. The Company has unused alternative minimum tax credits of $613,000 which can be carried forward indefinitely to offset future regular taxes payable.

         The cumulative amounts of income of the foreign subsidiaries for which no U.S. federal deferred income tax liabilities have been recorded were $1,136,000 and $965,000 at December 31, 1994 and 1993, respectively. The Company intends to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Such earnings would become taxable upon the sale or liquidation of these international subsidiaries or upon the remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings. Upon remittance, certain foreign countries impose withholding taxes that are then available, subject to certain limitations, for use as credits against the Company's U.S. tax liability, if any. As of December 31, 1994 the amount of withholding tax that would be payable upon remittance of the entire amount of undistributed earnings would approximate $166,000.


13.      Supplemental Profit and Loss and Balance Sheet
Information

         The Company operates in one industry segment, which includes the design, development, manufacture, marketing and maintenance of products for large scale data center networks. Net revenue and income before income taxes for the three years ended December 31, 1994, 1993 and 1992 and identifiable assets at the end of each of those years, classified by geographic area, were as follows:

                               North        European      Consol-
(000's)                       America     Subsidiaries    lidated
1994
Revenues, net                $ 76,587       $ 13,984     $ 90,571
Income before
 income taxes                   3,886             57        3,943
Identifiable assets            51,896          5,792       57,688

1993
Revenues, net                $ 82,824       $ 12,254     $ 95,078
Loss before income
 taxes                         (1,526)          (542)      (2,068)
Identifiable assets            54,768          5,516       60,284

1992
Revenues, net                $ 70,924       $ 13,096     $ 84,020
Loss before income taxes         (542)          (699)      (1,241)
Identifiable assets            50,578          6,236       56,814

         Research and development expenses were $10,093,000, $12,491,000 and $12,380,000 in 1994, 1993 and 1992, respectively.

         The Company sells its products primarily to airlines, banks, securities firms, telecommunication companies, manufacturing firms, power utilities and insurance companies. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. There were no sales to major customers in excess of 10% of consolidated revenues for 1994, 1993 or 1992. The Company believes it did not have a significant concentration of credit risk at December 31, 1994. At December 31, 1993, one customer accounted for approximately 19% of the Company's consolidated accounts receivable balance.

14.      Quarterly Income Data (Unaudited)

         Selected quarterly data is as follows:

                             (000's except per share data)
                                         1994
                   ________________________________________________
                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr      Year
                   ________  ________  ________  ________  ________
Revenues, net      $ 21,210  $ 22,218  $ 23,427  $ 23,716  $ 90,571
Gross profit          9,502     9,902    10,847    10,724    40,975
Net income              115       457     1,013       978     2,563
Primary earnings
  per share            0.01     0.04       0.08      0.08      0.21

                             (000's except per share data)
                                         1993
                   ________________________________________________
                    1st Qtr   2nd Qtr   3rd Qtr   4th Qtr      Year
                   ________  ________  ________  ________  ________
Revenues, net      $ 23,238  $ 23,407  $ 26,164  $ 22,269  $ 95,078
Gross profit         10,972    10,317    10,025     8,722    40,036
                                                       (a)      (a)
Net income (loss)       749       208      (676)   (2,274)  (1,993)
Primary earnings
 (loss)
 per share             0.06      0.02     (0.06)    (0.19)   (0.16)

         (a) Includes a one-time pre-tax restructuring charge of $1,780,000 for employee severance and related expenses as the Company reduced its staffing levels approximately 10%.

15.      Subsequent Events

         In 1994 and 1995 the Company entered into a series of arrangements with Mr. Richard E. Greene, founder and, until his resignation in January 1995, a director of the Company, pursuant to which Mr. Greene will provide certain advisory services to the Company through December 31, 1996, in exchange for annual compensation of $225,000 in 1994, 1995 and $175,000 in 1996.

          In addition, in January 1995, the Company made a loan to Mr. Greene in the amount of $500,000, collateralized by a pledge of 400,000 shares of the Company's common stock, to be repaid in thirty six (36) equal monthly installments commencing on January 1, 1997, plus interest at the rate charged to the Company by its principal lender, plus 1%, which interest payments began upon the effective date of the agreement. In consideration of this loan, Mr. Greene granted to the Company an option to purchase 200,000 shares of the pledged stock at a price of $3.00 per share, and a right of first refusal to purchase any other shares of common stock which Mr. Greene may desire to sell in a private sale transaction.


ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                  PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of February 28, 1995 are as set forth below.

Name                        Age                 Office

William J. Lifka             65        Chairman of the Board of
                                         Directors, President and
                                         Chief Executive Officer

W. James Whittle             43        Senior Vice President,
                                         Chief Financial Officer
                                         and Treasurer

Anthony J. Fusarelli         47        Senior Vice President,
                                         Worldwide Sales
                                         and Service

Robert J. Connolly           49        Vice President, Operations

Robert M. McDermott          47        Vice President, Engineering

Michael A. Ruggieri          43        Vice President, Strategic
                                         Marketing

Shawn A. Smith               36        Secretary and Corporate
                                         Counsel

Brandt R. Allen              54        Director

D. David Cohen               54        Director

Norman L. Rasmussen          66        Director

Irwin J. Sitkin              64        Director

Michael D. Stashower         68        Director


No officer holds his office for a fixed term, and the Board of Directors may terminate an officer's employment at any time. The term of each director will end at the 1995 annual meeting of shareholders, which is expected to be held on May 18, 1995. There are no family relationships among the directors and officers.

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

W. James Whittle is Senior Vice President, Chief Financial Officer and Treasurer of the Company. He joined the Company in 1986. From 1975 to 1986, he held various positions with Sterling Fluid
Products, Inc., where his most recent position was General Manager, TorrVac Division.

Anthony J. Fusarelli is Senior Vice President of Worldwide Sales and Service of the Company. He joined the Company in 1985. From
1980 through 1985 he was employed by Harris Corporation, where he held various sales and sales management positions.

Robert J. Connolly is Vice President of Operations of the Company. He joined the Company in 1982. Prior to his employment with the Company, he served as Manager of Quality Assurance for Data
Products New England.

Robert M. McDermott is Vice President of Engineering of the
Company. He joined the Company in 1994. From 1986 to 1994 he was employed by Summagraphics Corporation, where his most recent position was Vice President of Engineering.

Michael A. Ruggieri is Vice President of Strategic Marketing of the Company. He joined the Company in 1982. From 1978 to 1982, Mr.
Ruggieri was an engineer at Perkin-Elmer Corporation.

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

Compliance with Section 16(a) of the Exchange Act Each director, officer and beneficial owner of ten percent (10%) or more of a registered class of the Company's equity securities is required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company by specific due dates. During the year ended December 31, 1994, all such filing requirements were in compliance.

ITEM 11 -- EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation of the Chief Executive Officer and the Company's four other most highly compensated executive officers whose salary and bonus exceeded $100,000 in 1994, for services rendered during fiscal years 1994, 1993 and 1992.

                            SUMMARY COMPENSATION TABLE
                                                          Long Term
                         Annual Compensation           Compensation
                               Commis-                      All
                               sions    Restricted         Other
                                 and      Stock            Compen-
Name       Year    Salary      Bonuses    Award   Options  sation
and Title            ($)         ($)       ($)      (#)    ($)(1)
_________________________________________________________________
William
J. Lifka,
Chairman,  1994    322,500(2)      -   106,250   10,000     5,856
President
and Chief
Executive  1993(3)  10,923         -         -        -         -
Officer    1992          -         -         -        -         -


W. James
Whittle,   1994    135,771    68,258         -   22,500     3,437
Senior
Vice
President, 1993(4) 122,884     4,027         -   12,500     3,100
Chief
Financial
Officer
and         1992         -         -          -       -         -
Treasurer

Anthony J.
Fusarelli,
Senior Vice 1994   125,000   130,173          -   2,500     4,667
President
Worldwide
Sales       1993   120,000    63,802          -  12,500     4,797
and
Service     1992   110,000    64,253          -  16,500     2,537


Michael      (5)
Ruggieri,   1994   130,000    65,359          -  20,500     3,294
Vice
President   1993         -         -          -       -         -
Strategic
Marketing   1992         -         -          -       -         -


Frederick
Dietz,(6)   1994   174,774    98,400          -   2,500     4,723
Deputy
President   1993   175,000     6,077          -   7,500     5,014
            1992   158,333    21,894          -  32,500     4,682

(1) Includes Company-paid life insurance premiums for the benefit of each such executive officer and Company contributions for the account of each such executive officer under the Company's Employee Retirement Savings Plan.

(2) Includes $50,000 fee for service as Chairman of the Board of Directors of the Company.

(3) Mr. Lifka joined the Company as Chairman, President and Chief Executive Officer on December 16, 1993.

(4) Mr. Whittle was elected an executive officer of the Company in May 1993.

(5) Mr. Ruggieri was elected an executive officer of the Company in January 1994.

(6) Mr. Dietz ceased to be an executive officer of the Company on December 31, 1994.
/TABLE

Stock Option Plans

Set forth below is a summary of stock option grants made during the year ended December 31, 1994 to the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers.

                     OPTION GRANTS IN FISCAL YEAR 1994
                                               Potential Realizable
                                               Value at Assumed
                                               Annual Rates of
                                               Stock Price
                                               Appreciation
          Individual Grants                    For Option Term (1)
_________________________________________________________________
                      % of
                      Total
                      Options
                      Granted
                      to         Exercise
           Options    Employees  or Base    Expir-
           Granted    in Fiscal  Price      ation     5%    10%
Name         (#)      Year       ($/Sh)     Date     ($)    ($)
____       _______    _________  ________   ______   ___    ___
William J. 10,000       2.9     2.500     6/30/1995   1,250   2,500
Lifka

W. James    2,500       6.5     2.375     1/21/2004   3,734   9,463
Whittle    20,000               2.375     3/17/2004  29,872  75,703

Anthony J.  2,500       0.7     2.375     1/21/2004   3,734   9,463
Fusarelli

Michael A. 20,500       6.0     2.375     1/21/2004  30,619  77,595
Ruggieri
                                                (2)
Frederick   2,500       0.7     2.375     1/21/2004     371     742
Dietz

(1) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown from the date of grant until the end of the option term. The numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) Expiration dates when granted. Mr. Dietz's options will expire on June 30, 1995, due to the cessation of his employment with the Company.
/TABLE

OPTION EXERCISES IN 1994 AND OPTION VALUES AT YEAR-END 1994

There were no options exercised in 1994 by any of the persons in the table below.

The following table provides information as to the value of options held by the persons named below, measured in terms of the closing price of the Common Stock on December 31, 1994.

                    Number of Shares              Value of
               Subject to Unexercised       Unexercised In-the-
                Options at Year-End      Money Options at Year-End
                                                  ($)(1)
Name        Exercisable  Unexercisable   Exercisable  Unexercisable
____        ___________  _____________   ___________  _____________
William J.
Lifka          20,000             -           600              -

W. James
Whittle        22,750        35,500         1,494          4,796
Anthony J.
Fusarelli      18,416        23,001         3,360          6,330
Michael A.
Ruggieri        5,732        22,318           168          3,774
Frederick
Dietz          79,333        26,667         7,466         11,183

(1) Value at year-end was $2.56 per share.

Compensation of Directors

Directors who are not employees or officers of the Company received the following compensation in 1994: (1) $8,000 per year as a retainer; (2) $1,000 per Board meeting attended; and (3) $500 per committee meeting attended, when the committee convenes on a day on which no Board meeting is held. Such annual retainer was increased to $10,000 in 1995. In addition to the cash compensation, each outside director is granted a non-qualified stock option upon appointment to the Board to purchase 10,000 shares of the Company's common stock, and additional options to purchase 5,000 shares each year thereafter in which the director continues to serve. The options vest in three (3) equal installments on each of the first three (3) successive anniversaries of the date of grant, subject to continued service. In November 1994, each outside director received an option to purchase 10,000 common shares, vesting immediately which option will expire at the 1995 annual meeting of shareholders.

Employment Contracts, Termination of Employment and Change in Control Agreements Mr. William J. Lifka serves as President and Chief Executive Officer of the Company pursuant to an Employment Agreement with the Company, at a monthly salary of $25,000
Pursuant to such agreement, Mr. Lifka is responsible for recruitment of a successor President and Chief Executive Officer. In January 1994, Mr. Lifka was also awarded a restricted stock grant of 50,000 shares, the vesting of which was subject to certain terms and conditions which have been fulfilled. Mr. Lifka is also paid an annual stipend of $50,000 under the Employment Agreement for his services as Chairman of the Board of Directors.

On April 1, 1994, the Company entered into an Employment Agreement with Mr. Frederick Dietz in connection with Mr. Dietz's service as Deputy President of the Company. Such agreement provided that in the event of a termination of Mr. Dietz's employment with the Company, Mr. Dietz would be entitled to salary continuance for a period of twelve (12) months. Effective December 31, 1994, Mr. Dietz ceased to serve as Deputy President of the Company, and agreed to provide full-time transition services to the Company through March 31, 1995. The payments made to Mr. Dietz pursuant to such arrangement run from January 1, 1995 through December 31, 1995, and will total $175,000.

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


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The following table sets forth, as of December 31, 1994 certain information with respect to the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to beneficially own 5% or more of the outstanding shares of its Common Stock; (b) all directors of the Company; (c) the Chief Executive Officer and four other most highly compensated executive officers; and (d) all directors and officers of the Company as a group. Except as otherwise specified, each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name:

                               Amount and Nature of      Percent
Name and Address               Beneficial Ownership       Class
Richard E. Greene*                 2,152,079(a)           17.4%
 4255 Gulf Drive #125
 Holmes Beach, FL  34217

Beall Technologies, Inc.           1,489,300              12.0%
 and Purnendu Chatterjee
 100 Lighting Way
 Secaucus, NJ  07094

William J. Lifka*                    100,000(b)            0.8%
 610 N. Flagship Drive
 Salem, SC  29676

Frederick Dietz                      124,504(c)            1.0%
 31 Doe Hollow Road
 Trumbull, CT  06611

Anthony J. Fusarelli                  34,833(d)            0.3%
 6 Crescent Lane
 Trumbull, CT  06611

W. James Whittle                      26,539(e)            0.2%
 568 Stratfield Road
 Fairfield, CT  06430

Michael A. Ruggieri                    6,206(f)            0.1%
 273 Chestnut Hill Road
 Wilton, CT  06897

Michael D. Stashower*                 71,588(g)            0.6%
 14 Cardinal Lane
 Westport, CT  06880

Brandt R. Allen*                      20,000(h)            0.2%
 1208 Blueridge Road
 Charlottesville, VA  22903

D. David Cohen*                        33,502(i)           0.3%
 82 Tara Drive
 Roslyn, NY  11576

Norman L. Rasmussen*                   10,000(j)           0.1%
 59 Commercial Wharf
 Boston, MA  92110

Irwin J. Sitkin*                       33,867(k)           0.3%
 3500 Mystic Pointe Drive
 Aventura, FL  33180

All directors and officers
 as a group                          2,640,836(l)         20.9%
  (15 persons)

*Director
_______________

(a) Includes 131,249 shares owned of record by a trust for the benefit of Mr. Greene's children. Also includes 48,000 shares owned of record by Mr. Greene's wife. Mr. Greene disclaims beneficial ownership as to such shares. Also includes vested options to purchase a total of 20,000 shares.

(b)  Includes vested options to purchase 20,000 shares.

(c)  Includes vested options to purchase 79,333 shares.

(d)  Includes vested options to purchase 18,416 shares.

(e)  Includes vested options to purchase 22,750 shares.

(f)  Includes vested options to purchase 5,732 shares.

(g)  Assumes conversion of Data Switch 8-1/4% Convertible
Subordinated Debentures, representing 7,225 shares. Also includes vested options to purchase 28,333 shares.

(h)  Includes vested options to purchase 10,000 shares.

(i) Includes 505 shares owned of record by trusts for the benefit of others and 864 shares owned of record by Mr. Cohen's wife. Mr. Cohen disclaims beneficial ownership as to such shares. Also includes vested options to purchase 6,667 shares.

(j)  Includes vested options to purchase 10,000 shares.

(k)  Includes vested options to purchase 16,667 shares.

(l) Includes vested options to purchase 258,852 shares of the Company's Common Stock, and assumes conversion of Data Switch
8-1/4% Convertible Subordinated Debentures representing 7,225 shares.
/TABLE

ITEM 13 -- CERTAIN TRANSACTIONS

In 1994 and 1995 the Company entered into a series of arrangements with Mr. Richard E. Greene, founder and, until his resignation in January 1995, a director of the Company, pursuant to which Mr. Greene will provide certain advisory services to the Company through December 31, 1996, in exchange for annual compensation of $225,000 in 1994, 1995 and $175,000 in 1996.

In addition, in January 1995, the Company made a loan to Mr. Greene in the amount of $500,000, secured by a pledge of 400,000 shares of the Company's common stock, to be repaid in thirty six
(36) equal monthly installments commencing on January 1, 1997, plus interest at the rate charged to the Company by its principal lender, plus 1%, which interest payments began upon the effective date of the agreement. In consideration of this loan, Mr. Greene granted to the Company an option to purchase 200,000 shares of the pledged stock at a price of $3.00 per share, and a right of first refusal to purchase any other shares of Common
Stock which Mr. Greene may desire to sell in a private sale transaction.

PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

Exhibits

Management Contracts and Compensatory Arrangements

10.1 1988 Non Qualified Stock Option Plan (Previously filed pursuant to S-8 Registration Statement)
10.2 1989 Incentive Stock Option Plan (Previously filed pursuant to S-8 Registration Statement)
10.3 1992 Executive Stock Incentive Plan (Previously filed pursuant to 1992 10-K)
10.4   Data Switch Bonus Plan (Previously filed pursuant to 1992
       10-K)
10.5 Executive Severence Compensation Agreement (Previously filed pursuant to 1992 10-K)
10.6 Employment Agreement with William J. Lifka (Previously filed Pursuant to 1993 10-K)
10.7   Amendment to Employment Agreement with William J. Lifka
10.8   Employment Agreement with Frederick Dietz
10.9   Termination of Employment Agreement with Frederick Dietz
10.10  Employment Agreement with Richard E. Greene
10.11  First Amendment to Employment Agreement with Richard E.
       Greene
10.12  Option and Right of First Refusal Agreement with Richard E.
       Greene

11.    Computation of Earnings (Loss) per Share
24.    Consent of Coopers & Lybrand L.L.P.

Financial Statements

See Item 8 for index

Schedules

II.  Valuation and Qualifying Accounts


8-K Filings

None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DATA SWITCH CORPORATION


                               By:  W. James Whittle
                                    _________________________
                                    W. James Whittle
                                    Senior Vice President and
                                    Chief Financial Officer

Date:  March 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


William J. Lifka                                March 29, 1995
________________________________
William J. Lifka
Chairman of the Board, President
and Chief Executive Officer


W. James Whittle                                March 29, 1995
________________________________
W. James Whittle
Senior Vice President and
Chief Financial Officer


Michael D. Stashower                            March 29, 1995
________________________________
Michael D. Stashower
Director


Irwin J. Sitkin                                 March 29, 1995
________________________________
Irwin J. Sitkin
Director


D. David Cohen                                  March 29, 1995
________________________________
D. David Cohen
Director


Brandt R. Allen                                 March 29, 1995
________________________________
Brandt R. Allen
Director


Norman L. Rasmussen                             March 29, 1995
________________________________
Norman L. Rasmussen
Director

                                                        SCHEDULE II
                            DATA SWITCH CORPORATION
                      VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 1994, 1993 and 1992
                                    (000's)

                                 Additions
                  Balance at     Charged to              Balance at
                  Beginning of   Costs and               End of
Description       Period         Expenses    Deductions  Period
___________________________________________________________________

Allowance for
Doubtful Accounts

1994              $    656       $  (102)     $      1   $    553

1993                   656             8             8        656

1992                 1,049          (311)           82        656