Form 10-Q
period 1995-03-31
DATA SWITCH CORP
filed 1995-05-15
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period Ended March 31, 1995
                       Commission File Number 0-10745


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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock at March 31, 1995.

Securities registered pursuant to Section 12(b) of the Act.

       Title of Each Class       Number of Shares Outstanding

Common Stock, $.01 par value,             12,485,929
  with Purchase Rights attached

Common Stock Purchase Warrants                10,112
        (expiring December 31, 1995)

                                 INDEX




                                                          PAGE NO.


PART I.  UNAUDITED CONSOLIDATED CONDENSED
         FINANCIAL INFORMATION


Consolidated Balance Sheets as of March 31, 1995 and
  December 31, 1994                                              2

Consolidated Statements of Operations for the
  three months ended March 31, 1995 and March 31, 1994           3

Consolidated Statements of Cash Flows for the three months
  ended March 31, 1995 and March 31, 1994                        4

Notes to Unaudited Consolidated Condensed Financial
  Statements                                                   5-6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          7-8


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      8

Item 4.   Submission of Matters to a Vote of
          Security Holders                                       8

Item 5.   Other Information                                    8-9

Item 6.   Exhibits and Reports on Form 8-K                       9

    (2)   Agreement and Plan of Merger By and Among
          General Signal Corporation, General Signal
          Acquisition Corporation and Data Switch
          Corporation

    (11)  Computation of Earnings Per Share
          for the three months ended
          March 31, 1995 and March 31, 1994                     11

                          DATA SWITCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
           MARCH 31, 1995, (unaudited), AND DECEMBER 31, 1994
                          (000's except share data)

                                    March 31,         December 31,
                                    __________        ____________
                                      1995                1994
                                    _________         ____________
Current assets:
 Cash and cash equivalents          $   7,265           $  7,757
 Accounts receivable
  (net of allowance for doubtful
  accounts of $556 in 1995
  and $553 in 1994)                    21,157             18,713
 Income taxes receivable                    -                161
 Lease receivables, net                 1,587              1,475
 Inventories                           13,453             14,672
 Prepaid expenses and other               854                646
                                    __________          _________
  Total current assets                 44,316             43,424

 Long-term lease receivables, net       2,956              3,288
 Property, plant, and equipment,
  net                                   8,103              7,988
 Other                                  2,913              2,988
                                    __________          _________
  Total assets                      $  58,288           $ 57,688
                                    ==========          =========
Current liabilities:
 Accounts payable, trade            $   3,139           $  4,525
 Short-term debt                        1,118              1,578
 Current portion of long-term debt        209                 18
 Accrued compensation                   1,420              2,081
 Other accrued liabilities              5,728              5,098
 Income taxes payable                     800                801
 Other taxes payable                      641                508
 Current portion of capital
  lease obligations                       198                237
                                    __________          _________
  Total current liabilities            13,253             14,846

Long-term debt, less
 current portion                       21,145             19,591
Capital lease obligations,
 less current portion                     476                506
Deferred income taxes                     146                130

Contingencies                               -                  -

Shareholders' equity:
 Common stock, $.01 par value;
 authorized 20,000,000 shares;
 issued 12,534,358 and 12,425,320
 shares at March 31, 1995 and
 December 31, 1994, respectively          125                124
 Additional paid-in capital            50,930             50,669
 Accumulated deficit                  (26,957)           (27,724)
 Cumulative translation adjustment        (41)              (165)
 Less:
  Note receivable from shareholder       (500)                 -
  Treasury stock, at cost
  (48,429 shares at March 31, 1995
   and December 31, 1994)                (289)              (289)
                                    __________          _________

Total shareholders' equity             23,268             22,615
                                    __________          _________

Total liabilities and
 shareholders' equity               $   58,288          $ 57,688
                                    ==========          ========

The accompanying notes are an integral part of the consolidated financial statements.

                          DATA SWITCH CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's except per share data)
                              (unaudited)

                                    Three Months Ended March 31,
                                    ____________________________
                                         1995               1994
                                    _________           ________
Revenues:
 Product revenues                   $  18,053           $ 16,560
 Service revenues                       5,043              4,650
                                    __________          _________
  Revenues, net                        23,096             21,210

Cost of revenues:
 Cost of product revenues              10,054              8,962
 Cost of service revenues               2,949              2,746
                                    __________          _________
  Cost of revenues                     13,003             11,708

  Gross profit                         10,093              9,502

Operating expenses:
 Selling, general and
 administrative                         6,034              6,112
 Engineering and development            2,500              2,742
 Relocation expense                       101                  -
                                    __________          _________
  Total operating expenses              8,635              8,854

  Income from operations                1,458                648

Other income (expense):
  Interest expense                       (476)              (528)
  Foreign exchange gain                    17                 47
  Other, net                               35                 (3)
                                    __________          _________
   Total other income (expense)          (424)              (484)

Income before income taxes              1,034                164

Provision for income taxes                362                 49
                                    __________          _________

Income before extraordinary gain          672                115

Extraordinary gain on repurchase
 of debt
(net of income taxes of $63)               95                  -
                                    __________          _________
Net income                          $     767           $    115
                                    ==========          =========
Primary earnings per share
 before extraordinary gain          $    0.05           $   0.01
                                    ==========          =========

Primary earnings per share          $    0.06           $   0.01
                                    ==========          =========

Fully diluted earnings per share           (a)                (a)
                                    ==========          =========
Weighted average number of common
 shares outstanding                    12,716             12,316
                                    ==========          =========

(a) Not presented as a result of being anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.

                          DATA SWITCH CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's)
                              (unaudited)

                                    Three Months ended March 31,
                                    ____________________________
                                         1995               1994
                                    _________           ________
Cash flows from operating
 activities:
 Net income                         $     767           $    115

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation                            753                923
  Goodwill amortization                    43                 43
  Extraordinary gain                      (95)                 -
  Deferred income taxes                     -                 (3)
  Changes in operating assets
  and liabilities:
   (Increase) decrease in:
      Receivables                      (2,050)             3,520
      Inventories                       1,275              2,960
      Prepaid expenses and other          (24)               252
   Increase (decrease) in:
      Accounts payable, trade          (1,395)            (1,538)
      Accruals                           (109)              (637)
      Income taxes payable                (70)                 2
      Other taxes payable                 110                (88)
      Other, net                            1               (135)
                                    _________           _________

Net cash provided (used) by
 operating activities                    (794)             5,414

Cash flows from investing
 activities:
 Property and equipment
 additions                               (828)              (808)
                                    _________           _________
  Net cash used in investing
  activities                             (828)              (808)
                                    _________           _________

  Net cash provided (used)
  before financing activities          (1,622)             4,606

Cash flows from financing
 activities:
 Net payments of short-term debt         (291)                 -
 Proceeds under long-term borrowings
                                        4,369              8,919
 Principal payments and repurchases
 under long-term borrowings            (2,702)           (13,664)
 Loan to shareholder                     (500)                 -
 Proceeds from issuance of common
 stock                                    262                166
                                    __________          _________
   Net cash provided (used) by
   financing activities                 1,138             (4,579)

Effect of exchange rate changes
 on cash                                   (8)                18
                                    __________          _________
Net increase (decrease) in cash
and cash equivalents                     (492)                45

Cash and cash equivalents at
beginning of the period                 7,757                491
                                    __________          _________
Cash and cash equivalents at
end of the period                   $   7,265           $    536
                                    ==========          =========
Supplemental disclosures of
 cash flow information:
Cash paid during the period for:
 Interest                           $      55           $    258
 Income taxes                       $     211           $     15

The accompanying notes are an integral part of the consolidated financial statements.

                NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary, consisting of normal recurring items, to fairly present the financial position of the Company as of March 31, 1995 and the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for such three month periods. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes included in Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

2.     Inventories consist of (000's):
                               March 31, 1995    December 31, 1994
                               ______________    _________________
       Raw materials             $    7,646        $     8,266
       Systems in process             1,529              1,541
       Finished goods                 2,888              3,392
       Demo equipment                 1,390              1,473
                                 __________        ___________
                                 $   13,453        $    14,672
                                 ==========        ===========

3. In March of 1993, the Company entered into a long-term revolving line of credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, of which $5,750,000 was available as of March 31, 1995 based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinated debt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and
(4) achievement of various financial ratios. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit. The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1-1/4%.

     In March 1995 the Company entered into a new international overdraft line of credit with National Westminster Bank Plc, enabling its foreign subsidiaries to borrow up to an aggregate of $2,250,000 of which $1,132,000 was available as of March 31, 1995. Borrowings under this line of credit are payable upon demand, are available until June 30, 1995, and are secured by a standby letter of credit and the cross guarantees of the Company and its subsidiaries. The loans bear interest at the rate of National Westminster's prime rate plus 1%. As the letter of credit securing this loan was funded under the Company's domestic credit line, the Company's borrowing ability under its domestic line of credit has been reduced for the aggregate amount of $2,250,000 so long as this facility remains available.

     In August 1994 the Company received a grant of $100,000 and a loan of $100,000 from the State of Connecticut in connection with the relocation of its manufacturing facility to Orange, Connecticut in 1992. The loan is payable monthly over five years at a rate of 5% per annum.

     In March 1995 the Company received a mortgage loan of $2,500,000 from the State of Connecticut related to the purchase of its new facility in Shelton, Connecticut. The loan is payable monthly over 10 years. The rate is adjusted annually at 1% below
LIBOR.  The rate for 1995 is 5.75%.

     In January 1995 the Company repurchased $750,000 face amount of its 8 1/4% convertible subordinated debentures. This repurchase resulted in an extraordinary gain of $95,000, net of income taxes and related deferred issuance costs.

4. In January 1995, the Company made a loan to Mr. Greene in the amount of $500,000, collateralized by a pledge of 400,000 shares of the Company's common stock, to be repaid in thirty six (36) equal monthly installments commencing on January 1, 1997, plus interest at the rate charged to the Company by its principal lender, plus 1% , which interest payments began upon the effective date of the agreement. In consideration for this loan. Mr. Greene granted to the Company an option to purchase 200,000 shares of the pledged stock at a price of $3.00 per share, and a right of first refusal to purchase any other shares of common stock which Mr. Greene may desire to sell in a private sale transaction.

5. On May 8, 1995 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with General Signal Corporation ("General Signal") and a direct wholly-owned subsidiary of General Signal, pursuant to which the Company has agreed, subject to regulatory approvals and the approval of the Shareholders of the Company, to an exchange of shares of the Company into shares of General Signal as determined by to a ratio obtained by dividing $4.55 by the average market value of the shares of General Signal, as long as General Signal's shares trade at an average of between $31 and $43 per share during the the Measuring Period. The Measuring Period would be calculated during the thirty (30) day period ending on the last day before the scheduled special meeting of shareholders of the Company.

     The Merger Agreement contains provisions with respect to representations and warranties and covenants of both parties. In the event of termination due to certain circumstances, the Company may be obligated to pay General Signal's expenses in connection with the Agreement of up to $1.5 million plus an additional fee of up to $2.4 million. Richard E. Greene, the largest single shareholder of the Company, has simultaneously entered into a Letter Agreement with General Signal, approved by the Company, which provides for his support of the Agreement, and his proxy to vote for the Merger Agreement and against approval or ratification of any other acquisition proposal.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net income of $767,000, including a $95,000 extraordinary gain on the repurchase of debentures in the first quarter of 1995, compared with net income of $115,000 in the first quarter of 1994.

Revenues for the first three months ended March 31, 1995 were 8.9% higher than for the first three months of 1994. The Company experienced an increase in domestic revenues that was only partially offset by a decrease in international revenues. Service revenues in the first quarter of 1995 increased 8.5% compared with the first quarter of 1994, due principally to an increase in domestic service revenues.

The gross profit margin for the first quarter of 1995 was 43.7%, compared with 44.8% in the first quarter of 1994. This decrease was a result of product mix as the Company sold more of its lower margin products. Service margins were 41.5% in the first quarter of 1995, compared with 40.9% in the first quarter of 1994, primarily due to higher revenues without a corresponding increase in overhead expenses.

Selling, general and administrative expenses decreased to 26.1% of revenues in the first quarter of 1995 from 28.8% in the first quarter of 1994. The expense-to-revenue ratio decreased as a result of a higher revenue base and slightly lower expenditures in the first quarter of 1995.

Engineering and development expenditures decreased to 10.8% of revenues in the first quarter of 1995 from 12.9% of revenues in the first quarter of 1994. The expense-to-revenue ratio decreased as a result of a higher revenue base and a $242,000 decrease in expenditures in the first quarter of 1995, reflecting the ongoing cost controls in most expense areas.

Interest expense decreased by 9.8% in the first quarter of 1995 from the first quarter of 1994 as a result of lower average outstanding debt in the first quarter of 1995 compared to the first quarter of 1994. During the first quarter of 1995 the Company repurchased $750,000 face amount of 8 1/4% convertible subordinated debentures which resulted in an extraordinary gain of $95,000, net of taxes and related deferred issuance costs. In April 1995 the Company repurchased $199,000 face amount of 9% Convertible Subordinated debentures which resulted in an extraordinary gain of approximately $13,000, net of taxes and related deferred issuance costs.

Provision for income taxes was $362,000 in the first quarter of 1995, based on an annual effective tax rate of 35.0% for the Company versus a provision of $49,000 in the first quarter of 1994 at an effective tax rate of 30.0%. The estimated tax rate for 1995 is higher than the federal statutory rate of 34.0% because of state taxes and higher international taxes, partially offset by anticipated utilization of loss carryforwards and tax credits.

On May 8, 1995 the Company entered into an Agreement and Plan of Merger with General Signal Corporation and a direct wholly-owned subsidiary of General Signal pursuant to which the Company agreed to an exchange of shares of the Company into shares of General Signal (See Note 5).

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Implementation of the statement is required for fiscal years beginning after December 15, 1995. The Company is in the process of reviewing the statement and as of this date has not determined its impact. The Company has not determined whether it will adopt the statement prior to the required date.


Liquidity and Capital Resources
_______________________________

The Company used $ 1,622,000 of cash before financing activities in the first quarter of 1995, compared with generating $4,606,000 in the first quarter of 1994. Working capital at March 31, 1995 increased by $2,485,000 from December 31, 1994 as a result of increased accounts receivable and decreased accounts payable offset partially by decreased inventories. The ratio of current assets to current liabilities increased to 3.3:1 at March 31, 1995 from 2.9:1 at December 31, 1994. In addition to selling its products, the Company also leases its products under sales-type lease agreements. These lease receivables are available for sale as a source of financing.

The Company financed its new Shelton facility with a $2,500,000 low interest State of Connecticut mortgage loan. Short-term debt consisted of $1,118,000 of international borrowings. The current portion of long-term debt consisted of $18,000 of the State of Connecticut loan and $191,000 of the State of Connecticut mortgage loan. Long-term debt consisted of $18,765,000 of convertible subordinated debentures, $71,000 of the State of Connecticut loan, and $2,309,000 for the State of Connecticut mortgage loan. The Company had $6,882,000 of it's $8,000,000 domestic and international revolving lines of credit available at March 31, 1995.

In November 1994, the Company purchased an 83,000 square foot facility in Shelton, Connecticut and adjacent land for the purchase price of approximately $3.1 million. This facility will serve as the Company's corporate headquarters and manufacturing plant when the leases for the Company's current facilities in Shelton and Orange, Connecticut expire in mid-1995. The Company intends to spend approximately $1.2 million in additional capital improvements on the facility, including the addition of 12,000 square feet of warehouse space.

In the opinion of management, existing financial resources, including cash anticipated to be generated by operations and available under existing credit facilities, will be adequate to meet current and expected operating and capital requirements.

Impact of Inflation
___________________

Inflation did not have a significant impact on the Company during 1994 and is not expected to do so in 1995.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          On May 8, 1995 the Registrant entered into an Agreement and Plan of Merger with General Signal Corporation ("General Signal") and a direct wholly-owned subsidiary of General Signal, pursuant to which the Registrant has agreed, subject to regulatory approvals and the approval of the Shareholders of the Registrant, to an exchange of shares of the Registrant into shares of General Signal as determined by to a ratio obtained by dividing $4.55 by the average market value of the shares of General Signal, as long as General Signal's shares trade at an average of between $31 and $43 per share during the the Measuring Period. The Measuring Period would be calculated during the thirty (30) day period ending on the last day before the scheduled special meeting of shareholders of the Registrant.

     The Merger Agreement contains provisions with respect to representations and warranties and covenants of both parties. In the event of termination due to certain circumstances, the Registrant may be obligated to pay General Signal's expenses in connection with the Agreement of up to $1.5 million plus an additional fee of up to $2.4 million. Richard E. Greene, the largest single shareholder of the Registrant, has simultaneously entered into a Letter Agreement with General Signal, approved by the Registrant, which provides for his support of the Agreement, and his proxy to vote for the Merger Agreement and against approval or ratification of any other acquisition proposal.


Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

(2)   Agreement and Plan of Merger by and Among General Signal
Corporation; General Signal Acquisition Corporation and Data Switch
Corporation.

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





                                          DATA SWITCH CORPORATION
                                          _______________________
                                          (Registrant)







Date: May 15, 1995                        /s/ William J. Lifka
                                          _______________________
                                          William J. Lifka
                                          Chairman, President and
                                          Chief Executive Officer




Date: May 15, 1995                        /s/ W. James Whittle
                                          _________________________
                                          W. James Whittle
                                          Senior Vice President and
                                          Chief Financial Officer