Form 10-Q/A
period 1995-03-31
DATA SWITCH CORP
filed 1995-05-17
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   Form 10-Q/A


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
        (expiring December 31, 1995)



This 10-Q/A is being filed solely to included the electronic filing of Exhibit 2 - Agreement and Plan of Merger by and Among General Signal Corporation, General Signal Acquisition Corporation and Data Switch Corporation dated as of May 8, 1995 previously filed May 12, 1995 on Form SE pursuant to Rule 202 of Regulation S-T for a continuing hardship exemption.

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





                                          DATA SWITCH CORPORATION
                                          _______________________
                                          (Registrant)







Date: May 16, 1995                        /s/ William J. Lifka
                                          _______________________
                                          William J. Lifka
                                          Chairman, President and
                                          Chief Executive Officer




Date: May 16, 1995                        /s/ W. James Whittle
                                          _________________________
                                          W. James Whittle
                                          Senior Vice President and
                                          Chief Financial Officer