Form 10-Q
period 1995-06-30
DATA SWITCH CORP
filed 1995-08-11
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                               Form 10-Q
                               _________

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Period Ended June 30, 1995
                       Commission File Number 0-10745

                          DATA SWITCH CORPORATION
           ______________________________________________________
           (Exact name of Registrant as specified in its Charter)

              DELAWARE                          06-0962862
_______________________________        ____________________________
(State or other jurisdiction of        (IRS Employer Identification
 incorporation)                         Number)

One Waterview Drive, Shelton, Connecticut       06484
_________________________________________    ___________
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number including area code   (203) 926-1801

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days, [X] YES [ ] NO.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock at June 30, 1995.

Securities registered pursuant to Section 12(b) of the Act.

         Title of Each Class           Number of Shares Outstanding

Common Stock, $.01 par value,                    12,576,299
  with Purchase Rights attached

Common Stock Purchase Warrants                       10,112
  (expiring December 31, 1995)

                        DATA SWITCH CORPORATION

                                  INDEX






                                                        PAGE NO.


PART I.  UNAUDITED CONSOLIDATED CONDENSED
         FINANCIAL INFORMATION


Consolidated Balance Sheets as of June 30, 1995 and
  December 31, 1994                                           2

Consolidated Statements of Operations for the three
 and six months ended June 30, 1995 and June 30, 1994         3

Consolidated Statements of Cash Flows for the six months
    ended June 30, 1995 and June 30, 1994                     4

Notes to Unaudited Consolidated Condensed Financial
  Statements                                                5-6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       7-8


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


  (11)  Computation of Earnings Per Share
        for the three and six months ended
        June 30, 1995 and June 30, 1994                      10


                          DATA SWITCH CORPORATION
                        CONSOLIDATED BALANCE SHEETS
              JUNE 30, 1995, (unaudited), AND DECEMBER 31, 1994
                          (000's except share data)
                                    June 30,         December 31,
                                      1995               1994
                                    _________        ____________
Current assets:
  Cash and cash equivalents         $  12,988           $  7,757
  Accounts receivable
  (net of allowance for doubtful
  accounts of $422 in 1995
  and $553 in 1994)                    18,275             18,713
  Income taxes receivable                   -                161
  Lease receivables, net                1,108              1,475
  Inventories                          13,693             14,672
  Prepaid expenses and other              905                646
                                    __________          _________
        Total current assets           46,969             43,424

  Long-term lease receivables, net      2,342              3,288
  Property, plant & equipment, net      9,029              7,988
  Other                                 2,752              2,988
                                    __________          _________
        Total assets                $  61,092           $ 57,688
                                    ==========          =========
Current liabilities:
  Accounts payable, trade           $   5,020           $  4,525
  Short-term debt                       1,458              1,578
  Current portion of
    long-term debt                        212                 18
  Accrued compensation                  1,753              2,081
  Other accrued liabilities             4,255              5,098
  Income taxes payable                  1,212                801
  Other taxes payable                     676                508
  Current portion of capital
    lease obligations                     221                237
                                    __________          _________
  Total current liabilities            14,807             14,846

  Long-term debt                       20,893             19,591
  Capital lease obligations,
    less current portion                  596                506
  Deferred income taxes                   146                130

  Contingencies                             -                  -

Shareholders' equity:
  Common stock, $.01 par value;
    authorized 20,000,000 shares;
    issued 12,612,671 and
    and 12,425,320 shares
    June 30, 1995 and
    December 31, 1994,
    respectively                          126                124
  Additional paid-in capital           51,105             50,669
  Accumulated deficit                 (25,815)           (27,724)
  Cumulative translation
    adjustment                            (56)              (165)
  Less:
  Notes Receivables                      (500)                 -
  Treasury stock, at cost
    (36,372 shares at
    June 30, 1995 and 48,429
    shares at December 31, 1994)         (210)              (289)
                                    __________          _________
  Total shareholders' equity           24,650             22,615
                                    __________          _________
  Total liabilities and
    shareholders' equity            $  61,092           $ 57,688
                                    ==========          =========

The accompanying notes are an integral part of the consolidated financial statements.

                          DATA SWITCH CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's except per share data)
                                (unaudited)
                            Three Months Ended  Six Months Ended
                                  June 30,            June 30,
Revenues:                     1995      1994      1995      1994
                          ________  ________  ________  ________
 Product revenues         $ 19,632  $ 17,399  $ 37,685  $ 33,959
 Service revenues            5,327     4,819    10,370     9,469
                          _________ _________ _________ _________
  Revenues, net             24,959    22,218    48,055    43,428

Cost of revenues:
 Cost of product revenues   11,028     9,435    21,082    18,397
 Cost of service revenues    3,008     2,881     5,957     5,627
                          _________ _________ _________ _________
  Cost of revenues          14,036    12,316    27,039    24,024

 Gross profit               10,923     9,902    21,016    19,404

Operating expenses:
 Selling, general and
 administrative              6,132     5,996    12,166    12,108
 Engineering and
 development                 2,432     2,849     4,932     5,591
 Relocation expense            332         -       433         -
                          _________ _________ _________ _________
 Total operating expenses    8,896     8,845    17,531    17,699

  Income from operations     2,027     1,057     3,485     1,705

Other income (expense):
 Interest expense             (475)     (482)     (951)   (1,010)
 Foreign exchange
 gain/(loss)                   (13)       79         4       126
 Other, net                    202        22       237        19
                          _________ _________ _________ _________
  Total other income
  (expense)                   (286)     (381)     (710)     (865)

Income before income
 taxes                       1,741       676     2,775       840

Provision for income
 taxes                         612       219       974       268
                          _________ _________ _________ _________
Income before extra-
  ordinary gain              1,129       457     1,801       572

Extraordinary gain on
 repurchase of debt             13         -       108         -
                          _________ _________ _________ _________
Net income                $  1,142  $    457  $  1,909  $    572
                          ========= ========= ========= =========
Primary earnings per
 share before extra-
 ordinary gain            $   0.09  $   0.04  $   0.14  $   0.05
                          ========= ========= ========= =========
Primary earnings per
 share                    $   0.09  $   0.04  $   0.15  $   0.05
                          ========= ========= ========= =========

Fully diluted earnings
 per share                $   0.09       (a)       (a)       (a)
                          ========= ========= ========= =========

Weighted average number
 of common shares
 outstanding                12,887    12,333    12,801    12,325
                          ========= ========= ========= =========

(a) Not presented as a result of being anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.

                          DATA SWITCH CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (000's)
                                (unaudited)

                                              Six Months Ended
                                                   June 30,
                                              1995        1994
                                              ________  ________
Cash flows from operating activities:
 Net income                                   $  1,909  $    572

Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                                   1,528     1,791
  Goodwill amortization                             86        85
  Extraordinary gain                              (108)        -
  Deferred income taxes                              -       (23)
  Changes in operating assets
  and liabilities:
  (Increase) decrease in:
       Receivables                               1,945     4,766
       Inventories                               1,035     3,743
       Prepaid expenses
       and other                                   (72)      213
  Increase (decrease) in:
       Accounts payable, trade                     484    (2,351)
       Accruals                                 (1,248)   (1,694)
       Income taxes payable                        335       246
       Other taxes payable                         147      (184)
  Other, net                                        96      (251)
                                              _________ _________
  Net cash provided by operating activities      6,137     6,913

Cash flows from investing activities:
 Property, plant and equipment additions        (2,537)     (959)

 Loan to shareholder                              (500)        -
                                              _________ _________
 Net cash used in investing activities          (3,037)     (959)
                                              _________ _________
 Net cash provided  before financing
  activities                                     3,100     5,954

Cash flows from financing activities:
Net payments of short-term debt                     19         -

Proceeds under long-term borrowings              4,914    14,572

Principal payments and repurchases
 under-term borrowings                         (3,335)  (20,627)

Proceeds from issuance of common stock            517       208
                                              _________ _________
Net cash provided (used) by
 financing activities                            2,115    (5,847)

Effect of exchange rate changes on cash             16        59
                                              _________ _________
Net increase in cash and cash equivalents        5,231       166

Cash and cash equivalents at
 beginning of the period                         7,757       491
                                              _________ _________
Cash and cash equivalents at
 end of the period                            $ 12,988  $    657
                                              ========= =========
Supplemental disclosures of
 cash flow information:
Cash paid during the period for:
 Interest                                     $    896  $    953
 Income taxes                                 $    408  $     30

The accompanying notes are an integral part of the consolidated financial statements.

                       DATA SWITCH CORPORATION
     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary, consisting of normal recurring items, to fairly present the financial position of the Company as of June 30, 1995 and the results of operations for the six months ended June 30, 1995 and 1994 and cash flows for such six month periods. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes included in Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

2.        Inventories consist of (000's):

                                June 30, 1995     December 31, 1994
                                _____________     _________________
          Raw materials         $    10,008       $     8,266
          Systems in process            948             1,541
          Finished goods              1,299             3,392
          Demo equipment              1,438             1,473
                                $    13,693       $    14,672

3. In March of 1993, the Company entered into a long-term revolving line of credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, of which $5,750,000 was available as of June 30, 1995 based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinated debt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and
(4) achievement of various financial ratios. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit. The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1-1/4%.

          In March 1995 the Company entered into a new international overdraft line of credit with National
Westminster Bank Plc, enabling its foreign subsidiaries to borrow up to an aggregate of $2,250,000 of which $792,000 was available as of June 30, 1995. Borrowings under this line of credit are payable upon demand, are available until September 30, 1995, and are secured by a standby letter of credit and the cross guarantees of the Company and its subsidiaries. The loans bear interest at the rate of National Westminster's prime rate plus 1%. As the letter of credit securing this loan was funded under the Company's domestic credit line, the Company's borrowing ability under its domestic line of credit has been reduced for the aggregate amount of $2,250,000 so long as this facility remains available.

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

          In April 1995 the Company repurchased $199,000 face amount of its 9% convertible subordinated debentures. This repurchase resulted in an extraordinary gain of $13,000, net of income taxes and related deferred issuance costs.

4. In January 1995, the Company made a loan to Mr. Greene, founder of the Company and former Chairman of the Board of Directors, in the amount of $500,000, collateralized by a pledge of 400,000 shares of the Company's common stock, to be repaid in thirty six (36) equal monthly installments commencing on January 1, 1997, plus interest at the rate charged to the Company by its principal lender, plus 1%, which interest payments began upon the effective date of the agreement. In consideration for this loan, Mr. Greene granted to the Company an option to purchase 200,000 shares of the pledged stock at a price of $3.00 per share, and a right of first refusal to purchase any other shares of common stock which Mr. Greene may desire to sell in a private sale transaction.

5. On May 8, 1995 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with General Signal Corporation ("General Signal") and a direct wholly-owned subsidiary of General Signal, pursuant to which the Company has agreed, subject to regulatory approvals and the approval of the Shareholders of the Company, to an exchange of shares of the Company into shares of General Signal. The exchange rat will be the ratio obtained by dividing $4.55 by the average market value of the shares of General Signal, so long as General Signal's shares trade at an average of between $31 and $43 per share during the during the thirty (30) trading-day period ending on the last day before the scheduled special meeting of shareholders of the Company.

           The Merger Agreement contains provisions with respect to representations and warranties and covenants of both parties. In the event of termination due to certain circumstances, the Company may be obligated to pay General Signal's expenses in connection with the Agreement of up to $1.5 million plus an additional fee of up to $2.4 million. In connection with the merger, Richard E. Greene, the largest single shareholder of the Company, has entered into a Letter Agreement with General Signal, approved by the Company, which provides for his support of the Agreement, and his proxy to vote for the Merger Agreement and against approval or ratification of any other acquisition agreed to repay to the Company the principal amount of all outstanding loans at least 30 days prior to the consummation of the merger.

                         DATA SWITCH CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported net income for the second quarter of 1995 of $1,142,000, including a $13,000 extraordinary gain on the repurchase of debentures, compared with net income of $457,000 in the second quarter of 1994. The Company reported net income for the six months ended June 30, 1995 of $1,909,000, including a $108,000 extraordinary gain on the repurchase of debentures, compared with $572,000 for the same time period in 1994.

Revenues for the three and six months ended June 30, 1995 increased 12.3% to $24,959,000 and 10.7% to $48,055,000, respectively, from the comparable 1994 period. Both domestic and international revenues increased over the 1994 period, due largely to greater sales of the Company's director product line. This increased revenue was partially offset by a decrease in sales of the Company's traditional product lines. Service revenues for the three and six months ended June 30, 1995 were 10.5% and 9.5% higher than in the comparable 1994 period, due principally to an increase in domestic service revenues.

The gross profit margin for the second quarter of 1995 was 43.8%, down from second quarter 1994 margins of 44.6%, reflecting the increase in sales of the less profitable director product line. The gross profit margin for the first half of 1995 decreased 1.0% to 43.7% from the first half of 1994, primarily due to a changing product mix partially offset by manufacturing efficiencies. Service margins for the second quarter and first half of 1995 were 43.5% and 42.6%, compared with 40.2% and 40.6% for the second quarter and first half of 1994, as a result of increased revenues without any significant increase in the cost of service revenues.

Selling, general and administrative expense-to-revenue ratio for the second quarter of 1995 decreased to 24.6%, compared with 27.0% in 1994. Actual expenses for the second quarter increased $136,000 compared with the second quarter of 1994, due primarily to higher commission and bonus accruals due to improved results. These are partially offset by lower personnel costs. The expense-to-revenue ratio decreased to 25.3% for the first half of 1995, as compared with 27.9% for 1994, as a result of a higher revenue base in 1995. Actual expenses were $58,000 higher in the first half of 1995 than in the first half of 1994.

Engineering and development expenditures for the three and six month periods ended June 30, 1995 decreased to 9.7% and 10.3% of revenues, versus 12.8% and 12.9% of revenues for comparable periods in 1994. Actual expenditures in the second quarter and first half of 1995 decreased by $417,000 and $659,000, respectively, from expenditures in the second quarter and first half of 1994, reflecting a reduction in personnel costs offset by bonuses due to improved results and savings due to facilities consolidation.

Costs related to the consolidation of the Company's Connecticut facilities into one building was $332,000 for the second quarter and $433,000 for the first half of 1995. This consolidation will be finalized in the third quarter of 1995.

Interest expense for the second quarter and first half of 1995 decreased 1.5% and 5.8%, respectively, from the comparable 1994 period as a result of lower debt levels. During the first quarter of 1995 the Company repurchased $750,000 face amount of 8 1/4% convertible subordinated debentures which resulted in an extraordinary gain of $95,000, net of taxes and related deferred issuance costs. In the second quarter the Company repurchased $199,000 face amount of 9% convertible subordinated debentures, which resulted in an extraordinary gain of approximately $13,000, net of taxes and related issuance costs.

Provision for income taxes was $612,000 and $974,000 for the three and six month periods ended June 30, 1995, respectively, based on the estimated annual effective tax rate of 35%, versus a provision of $219,000 and $268,000 for the second quarter and first half of 1994 at an effective tax rate of 32%. The estimated tax rate for 1995 is higher than the federal statutory rate of 34.0% because of state taxes and higher international taxes, partially offset by anticipated utilization of loss carryforwards and tax credits.

On May 8, 1995 the Company entered into an Agreement and Plan of Merger with General Signal Corporation and a direct wholly-owned subsidiary of General Signal pursuant to which the Company agreed to an exchange of shares of the Company into shares of General Signal (See Note 5).

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. Implementation of the statement is required for fiscal years beginning after December 15, 1995. The Company is in the process of reviewing the statement and as of this date has not determined its impact. The Company has not determined whether it will adopt the statement prior to the required date.

Liquidity and Capital Resources
_______________________________

The Company generated $3,100,000 of cash before financing activities in the first half of 1995, compared with generating $5,954,000 in the first half of 1994. Working capital at June 30, 1995 increased by $3,584,000 from December 31, 1994 as a result of a significant increase in cash partially offset by lower inventories and accounts receivable and increased accounts payable. The ratio of current assets to current liabilities is 3.2:1 at June 30, 1995. In addition to selling its products, the Company also leases it products under sales-type lease agreements. These lease receivables are available for sale as a source of financing.

In November 1994, the Company purchased an 83,000 square foot facility in Shelton, Connecticut and adjacent land for the purchase price of $3.1 million. This facility serves as the Company's corporate headquarters and manufacturing plant as the leases for the company's facilities in Shelton and Orange, Connecticut expired in mid-1995. The Company intends to spend approximately $1.2 million in additional capital improvements on the facility, including the addition of 11,000 square feet of warehouse space.

The Company financed its new Shelton facility with a $2,500,000 low interest State of Connecticut mortgage loan. Short-term debt consisted of $1,458,000 of international borrowings. The current portion of long-term debt consisted of $19,000 of the State of Connecticut loan and $193,000 of the State of Connecticut mortgage loan. Long-term debt consisted of $18,566,000 of convertible subordinated debentures, $67,000 of the State of Connecticut loan, and $2,260,000 for the State of Connecticut mortgage loan. The Company had $6,542,000 of its $8,000,000 domestic and international revolving line of credit available at June 30, 1995.

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





                          DATA SWITCH CORPORATION
                          (Registrant)







Date: August 11, 1995      /s/ William J. Lifka
                          __________________________________
                          William J. Lifka
                          Chairman and
                          Chief Executive Officer




Date: August 11, 1995      /s/ W. James Whittle
                          __________________________________
                          W. James Whittle
                          President and
                          Chief Financial Officer