Form 10-K/A
period 1993-12-31
DATA SWITCH CORP
filed 1995-08-29
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                  Form 10-K/A
                                  ___________

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


Liquidity and Capital Resources


The Company generated $12,454,000 of cash before financing activities in 1994, as opposed to using $7,258,000 in 1993. As of December 31, 1994 the Company had working capital of $28,578,000 reflecting a decrease of $5,772,000 from the prior year. This decrease primarily resulted from substantial reductions in inventory and receivable levels in 1994 which led to repayment of the Company's long-term revolving debt. Both inventory and receivable levels decreased 25.9% from December 31, 1993 to December 31, 1994 disproportionally to a 4.7% decrease in revenues for the periods ending December 31, 1994 and 1993. The decrease in inventories was the result of a concerted effort to reduce inventory levels by management, including the appointment of a new Vice President of operations who instituted new inventory control methods to reduce inventory levels in 1994. The receivable decrease is primarily due to a December 31, 1993 past due balance of approximately $5,000,000 with a single customer subsequently collected in early 1994. In addition to selling its products, the Company also leases its products under sales type lease agreements. These lease receivables are available for sale as a source of financing. The Company received approximately $151,000 in 1994 from the sale of leases compared to $3,043,000 in 1993.

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



13.      Supplemental Profit and Loss and Balance Sheet
         Information

         The Company operates in one industry segment, which includes the design, development, manufacture, marketing and maintenance of products for large scale data center networks. Net revenue and income before income taxes for the three years ended December 31, 1994, 1993 and 1992 and identifiable assets at the end of each of those years, classified by geographic area, were as follows:

                           United States    Foreign      Consol-
(000's)                     Operations      Operations   lidated
1994
Revenues, net                $ 73,744       $ 16,827     $ 90,571
Income before
 income taxes                   3,693            250        3,943
Identifiable assets            51,691          5,997       57,688

1993
Revenues, net                $ 81,487       $ 13,591     $ 95,078
Loss before income
 taxes                         (1,536)          (532)      (2,068)
Identifiable assets            54,426          5,858       60,284

1992
Revenues, net                $ 69,295       $ 14,725     $ 84,020
Loss before income taxes         (509)          (732)      (1,241)
Identifiable assets            50,191          6,623       56,814

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

                                     /s/ Coopers & Lybrand L.L.P.
                                     ____________________________
Stamford, Connecticut
January 31, 1995



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

Date:  August 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


William J. Lifka                                August 29, 1995
________________________________
William J. Lifka
Chairman of the Board, President
and Chief Executive Officer


W. James Whittle                                August 29, 1995
________________________________
W. James Whittle
Senior Vice President and
Chief Financial Officer


Michael D. Stashower                            August 29, 1995
________________________________
Michael D. Stashower
Director


Irwin J. Sitkin                                 August 29, 1995
________________________________
Irwin J. Sitkin
Director

D. David Cohen                                  August 29, 1995
________________________________
D. David Cohen
Director


Brandt R. Allen                                 August 29, 1995
________________________________
Brandt R. Allen
Director


Norman L. Rasmussen                             August 29, 1995
________________________________
Norman L. Rasmussen
Director