Form 10-Q
period 1995-09-30
DATA SWITCH CORP
filed 1995-11-08
CIK 701376

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                              Form 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Period Ended September 30, 1995
                     Commission File Number 0-10745


                         DATA SWITCH CORPORATION
         ______________________________________________________
         (Exact name of Registrant as specified in its Charter)


              DELAWARE                        06-0962862
_______________________________      ____________________________
(State or other jurisdiction of      (IRS Employer Identification
 incorporation)                       Number)

One Enterprise Drive, Shelton, Connecticut          06484
_________________________________________________________________
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number including area code   (203) 926-1801

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days, [X] YES [ ] NO.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock at September 30, 1995.

Securities registered pursuant to Section 12(b) of the Act.

       Title of Each Class           Number of Shares Outstanding
  Common Stock, $.01 par value,                 12,609,645
    with Purchase Rights attached

  Common Stock Purchase Warrants                    10,112
    (expiring December 31, 1995)

                         DATA SWITCH CORPORATION

                                 INDEX






                                                           PAGE NO.


PART I.  UNAUDITED CONSOLIDATED CONDENSED
         FINANCIAL INFORMATION


   Consolidated Balance Sheets as of September 30, 1995 and
     December 31, 1994                                           2

   Consolidated Statements of Operations for the three and
     nine months ended September 30, 1995 and
     September 30, 1994                                          3

   Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1995 and September 30, 1994             4

   Notes to Unaudited Consolidated Condensed Financial
     Statements                                                5-6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       7-8


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                    9

   Item 4.  Submission of Matters to a Vote of
            Security Holders                                     9

   Item 6.  Exhibits and Reports on Form 8-K                     9

      (11)  Computation of Earnings Per Share
            for the three and nine months ended
            September 30, 1995 and September 30, 1994           11

                         DATA SWITCH CORPORATION
                       CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 30, 1995, (unaudited), AND DECEMBER 31, 1994
                        (000's except share data)
                                   September 30,      December 31,
                                       1995               1994
                                   ______________     _____________
Current assets:
 Cash and cash equivalents         $      11,879       $     7,757
 Accounts receivable
  (net of allowance for doubtful
   accounts of $412 in 1995
   and $553 in 1994)                      21,092            18,713
 Income taxes receivable                       -               161
 Lease receivables, net                    1,116             1,475
 Inventories                              14,408            14,672
 Prepaid expenses and other                1,251               646
                                   ______________      ____________
  Total current assets                    49,746            43,424
 Long-term lease receivables, net          2,111             3,288
 Property and equipment, net               9,314             7,988
 Other                                     2,584             2,988
                                   ______________      ____________
  Total assets                     $      63,755       $    57,688
                                   ==============      ============
Current liabilities:
 Accounts payable, trade           $       5,613       $     4,525
 Short-term debt                             676             1,578
 Current portion of
  long-term debt                             215                18
 Accrued compensation                      2,028             2,081
 Other accrued liabilities                 4,688             5,098
 Income taxes payable                      1,407               801
 Other taxes payable                         666               508
 Current portion of capital
  lease obligations                          195               237
                                   ______________      ____________
  Total current liabilities               15,488            14,846

Long-term debt                            20,837            19,591
Capital lease obligations,
 less current portion                        440               506
Deferred income taxes                        141               130

Contingencies                                  -                 -

Shareholders'equity:
 Common stock, $.01 par value;
 authorized 20,000,000 shares;
 issued 12,646,017 and 12,425,320
 shares at September 30, 1995 and
 December 31, 1994, respectively             126               124

 Additional paid-in capital               51,202            50,669
 Accumulated deficit                     (24,178)          (27,724)
 Cumulative translation adjustment           (91)             (165)
 Less:
  Treasury stock, at cost
  (36,372 shares at September 30,
   1995 and 48,429 shares at and
   December 31, 1994)                       (210)             (289)
                                   ______________      ____________
  Total shareholders' equity              26,849            22,615
                                   ______________      ____________
  Total liabilities and
  shareholders' equity             $      63,755       $    57,688
                                   ==============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                         DATA SWITCH CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000's except per share data)
                              (unaudited)
                         Three Months Ended   Nine Months Ended
                           September 30,        September 30,
Revenues:                  1995       1994      1995       1994
                         _________ _________ _________ _________
 Product revenues        $ 20,223  $ 18,318  $ 57,908  $ 52,277
 Service revenues           5,416     5,109    15,786    14,578
                         _________ _________ _________ _________
  Revenues, net            25,639    23,427    73,694    66,855

Cost of revenues:
 Cost of product
 revenues                  11,072     9,570    32,154    27,967
 Cost of service
 revenues                   2,944     3,010     8,901     8,637
                         _________ _________ _________ _________
  Cost of revenues         14,016    12,580    41,055    36,604

  Gross profit             11,623    10,847    32,639    30,251

Operating expenses:
 Selling, general
 and administrative         6,181     6,256    18,347    18,364
 Engineering and
 development                2,332     2,539     7,264     8,130
 Relocation expense           267         -       700         -
                         _________ _________ _________ _________
  Total operating
  expenses                  8,780     8,795    26,311    26,494

  Income from operations    2,843     2,052     6,328     3,757

Other income (expense):
 Interest expense            (514)     (487)   (1,465)   (1,497)
 Foreign exchange gain
 (loss)                        14        11        18       137
 Other, net                   171        22       408        41
                         _________ _________ _________ _________
  Total other
  income (expense)           (329)     (454)   (1,039)   (1,319)

Income before
 income taxes               2,514     1,598     5,289     2,438

Provision for income
 taxes                        877       585     1,851       853
                         _________ _________ _________ _________
Income before extra-
ordinary gain               1,637     1,013     3,438     1,585

Extraordinary gain
 on repurchase of debt          -         -       108         -
                         _________ ________  _________ _________
Net income               $  1,637  $  1,013  $  3,546  $  1,585
                         ========= ========  ========= =========
Primary earnings per
 share before extra-
 ordinary gain           $   0.13  $   0.08  $   0.27  $   0.13
                         ========= ========= ========= =========
Primary earnings
 per share               $   0.13  $   0.08  $   0.28  $   0.13
                         ========= ========= ========= =========
Fully diluted earnings
 per share before extra-
 ordinary gain           $   0.12        (a) $   0.27        (a)
                         ========= ========= ========= =========
Fully diluted earnings
 per share               $   0.13        (a) $   0.27        (a)
                         ========= ========= ========= =========
Weighted average number
 of common shares
 outstanding               12,977    12,374    12,860    12,341
                         ========= ========= ========= =========

(a) Not presented as a result of being anti-dilutive.
The accompanying notes are an integral part of the consolidated financial statements.

                         DATA SWITCH CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's)
                              (unaudited)

                                    Nine Months Ended September 30,
                                         1995              1994
                                    _______________________________
Cash flows from operating
 activities:
Net income                         $    3,546          $    1,585


Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation                          2,317               2,568
  Goodwill amortization                   128                 128
  Extraordinary gain                     (108)                  -
  Deferred income taxes                     -                 (23)
  Changes in operating assets
  and liabilities:
  (Increase) decrease in:
     Receivables                         (725)              5,766
     Inventories                          299               4,917
     Prepaid expenses and other          (427)                250
 Increase (decrease) in:
     Accounts payable, trade            1,079              (1,813)
     Accruals                            (504)             (1,196)
     Income taxes payable                 532                 591
     Other taxes payable                  131                 (63)
  Other, net                              244                (136)
                                   ___________         ___________
  Net cash provided by
  operating activities                  6,512              12,574

Cash flows from investing
 activities:
 Property and equipment additions      (3,621)             (1,499)
 Loan to shareholder                     (500)                  -
 Repayment of loan to shareholder         500                   -
                                   ___________         ___________

  Net cash used in investing
  activities                           (3,621)             (1,499)
                                   ___________         ___________
  Net cash provided  before
  financing activities                  2,891              11,075

Cash flows from financing
 activities:
 Net payments of short-term debt         (746)              1,628
 Proceeds under long-term
 borrowings                             4,790              15,307

 Principal payments and
 repurchases under
 long-term borrowings                  (3,449)            (21,350)

 Proceeds from issuance of
 common stock                             614                 255
                                   ___________         ___________
   Net cash provided (used)
   by financing activities              1,209              (4,160)

Effect of exchange rate
 changes on cash                           22                  39
                                   ___________         ___________
Net increase in cash and
 cash equivalents                       4,122               6,954

Cash and cash equivalents at
 beginning of the period                7,757                 491
                                   ___________         ___________
Cash and cash equivalents at
 end of the period                 $   11,879          $    7,445
                                   ===========         ===========

Supplemental disclosures of
 cash flow information:
Cash paid during the period for:
 Interest                           $   1,148          $    1,153
 Income taxes                       $   1,088          $      224

The accompanying notes are an integral part of the consolidated financial statements.

                         DATA SWITCH CORPORATION
               NOTES TO UNAUDITED CONSOLIDATED CONDENSED
                           FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary, consisting of normal recurring items, to fairly present the financial position of the Company as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for such nine month periods. The December 31, 1994 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements contained herein should be read in conjunction with the financial statements and related notes included in Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission.

2.     Inventories consist of (000's):
                           September 30, 1995  December 31, 1994
       Raw materials         $    8,428          $   8,266
       Systems in process         1,134              1,541
       Finished goods             3,286              3,392
       Demo equipment             1,560              1,473
                             __________          _________
                             $   14,408          $  14,672
                             ==========          =========

3. In March of 1993, the Company entered into a long-term revolving line of credit agreement with People's Bank providing for domestic borrowings of up to $8,000,000, of which $5,750,000 was available as of September 30, 1995 based on a formula of eligible receivables (as defined). The credit facility is collateralized by a first lien on substantially all of the Company's assets, and the agreement contains, among other provisions and covenants, the following: (1) subordination of all existing and future indebtedness (as defined) of the Company to the indebtedness under the credit facility; (2) limitations on dividend payments, stock purchases and subordinated debt repurchases; (3) maintenance of levels of Consolidated Adjusted Tangible Net Worth (as defined) and
(4) achievement of various financial ratios. The Company is required to pay a commitment fee equal to 1% of the unused borrowings under the line of credit. The loans mature on March 1, 1996, and bear interest at the People's prime rate plus 1-1/4%.

     In March 1995, the Company entered into a new international overdraft line of credit with National Westminster Bank Plc, enabling its foreign subsidiaries to borrow up to an aggregate of $2,250,000 of which $1,324,000 was available as of September 30, 1995. Borrowings under this line of credit are payable upon demand, are available until December 31, 1995, and are secured by a standby letter of credit and the cross guarantees of the Company and its subsidiaries. The loans bear interest at the rate of National Westminster's prime rate plus 1%. As the letter of credit securing this loan was funded under the Company's domestic credit line, the Company's borrowing ability under its domestic line of credit has been reduced for the aggregate amount of $2,250,000 so long as this facility remains available.

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

4. In January 1995, the Company made a loan to Mr. Greene, founder of the Company and former Chairman of the Board of Directors, in the amount of $500,000, collateralized by a pledge of 400,000 shares of the Company's common stock, to be repaid in thirty six (36) equal monthly installments commencing on January 1, 1997, plus interest at the rate charged to the Company by its principal lender, plus 1%, which interest payments began upon the effective date of the agreement. In consideration for this loan, Mr. Greene granted to the Company an option to purchase 200,000 shares of the pledged stock at a price of $3.00 per share, and a right of first refusal to purchase any other shares of common stock which Mr. Greene may desire to sell in a private sale transaction. Mr. Greene repaid this loan in full in August 1995 at which time the option to purchase 200,000 shares of the pledged stock and the right of first refusal were terminated.

5. On May 8, 1995 the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with General Signal Corporation ("General Signal") and a direct wholly-owned subsidiary of General Signal, pursuant to which the Company has agreed, subject to the approval of the Shareholders of the Company, to an exchange of shares of the Company into shares of General Signal. The exchange has been established at .14357 shares of General Signal for each share of the Company.

      The Merger Agreement contains provisions with respect to representations and warranties and covenants of both parties. In the event of termination due to certain circumstances, the Company may be obligated to pay General Signal's expenses in connection with the Agreement of up to $1.5 million plus an additional fee of up to $2.4 million. In connection with the merger, Richard E. Greene, the largest single shareholder of the Company, has entered into a Letter Agreement with General Signal, approved by the Company, which provides for his support of the Agreement, and his proxy to vote for the Merger Agreement and against approval or ratification of any other acquisition proposal. Mr. Greene also agreed to repay to the Company the principal amount of all outstanding loans at least 30 days prior to the consummation of the merger. These loans were repaid in full in August 1995.

                         DATA SWITCH CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company reported net income for the third quarter of 1995 of $1,637,000 compared with net income of $1,013,000 in the third quarter of 1994. The Company reported net income for the nine months ended September 30, 1995 of $3,546,000, including a $108,000 extraordinary gain on the repurchase of debentures, compared with $1,585,000 for the same time period in 1994.

Revenues for the three and nine months ended September 30, 1995 increased 9.4% to $25,639,000 and 10.2% to $73,694,000, respectively, from the comparable 1994 period. The increase is attributable to gains in the Company's newer product lines,
partially offset by decreases in traditional product lines.   For
the year, domestic revenues are up 9.5% and international revenues are up 23.2% over last year. Service revenues for the three and nine months ended September 30, 1995 were 6.0% and 8.3% higher than the comparable 1994 periods.

The gross profit margin for the three months ended September 30, 1995 was 45.3%, compared with 46.3% in 1994. For the year, gross profit margin was 44.3% compared with 45.2% in 1994. Margins are down due to an unfavorable product mix. Service margins for the third quarter and nine months of 1995 were 45.6% and 43.6%, respectively, up from 41.1% and 40.8% for the same time period in 1994 primarily as a result of increased revenues.

Selling, general and administrative expense-to-revenue ratio decreased to 24.1% in the third quarter of 1995 from 26.7% for the third quarter of 1994, primarily due to the increased revenue base. Actual expenses decreased by $75,000 compared with the third quarter 1994, due to lower personnel costs partially offset by higher commission expense and increased promotional activities.
The expense-to-revenue ratio decreased to 24.9% for the nine months of 1995, compared with 27.5% for the nine months of 1994, as a result of the higher revenue base.

Engineering and development expenditures for the three and nine months ended September 30, 1995 decreased to 9.1% and 9.9% of revenues, respectively, from 10.8% and 12.2% of revenues for comparable periods in 1994. Actual expenditures for the third quarter and nine months of 1995 decreased $207,000 and $866,000, respectively, compared with the same periods of 1994, due to lower parts costs and savings from consolidating facilities offset partially by higher personnel costs.

Costs related to the consolidation of the Company's Connecticut facilities into one building were $267,000 for the third quarter and $700,000 for the first nine months of 1995. No other significant costs are expected to be incurred.

Interest expense in the third quarter of 1995 increased by 5.5% due primarily to mortgage interest on the new facility partially offset by lower debt levels. Interest expense for the nine months of 1995
decreased by 2.1%.   During the first quarter of 1995 the Company
repurchased $750,000 face amount of 8 1/4% convertible subordinated debentures which resulted in an extraordinary gain of $95,000, net of taxes and related deferred issuance costs. In the second quarter the Company repurchase $199,000 face amount of 9% convertible subordinated debentures, which resulted in an extraordinary gain of approximately $13,000, net of taxes and related issuance costs.

Other income increased for the third quarter and nine months of 1995 by $149,000 and $367,000 respectively, over the comparable
1994 periods due primarily to short-term investments of cash reserves.

Provisions for income taxes was $877,000 and $1,851,000 for the three and nine months ended September 30, 1995, respectively, based on the estimated annual effective tax rate of 35%, versus a provision of $585,000 and $853,000 for the comparable 1994 periods. The estimated tax rate for 1995 is higher than the federal statutory rate of 34.0% because of state taxes and higher international taxes, partially offset by anticipated utilization of loss carryforwards and tax credits.

On May 8, 1995 the Company entered into an Agreement and Plan of Merger with General Signal Corporation and a direct wholly-owned subsidiary of General Signal pursuant to which the Company agreed to an exchange of shares of the Company into shares of General Signal (See Note 5).

In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. Implementation of the statement is required for fiscal years beginning after December 15, 1995. The Company is in the process of reviewing the statement and as of this date has not determined its impact. The Company has not determined whether it will adopt the statement prior to the required date.


Liquidity and Capital Resources
_______________________________

The Company generated $2,891,000 of cash before financing activities in the first nine months of 1995, compared with generating $11,075,000 in the first nine months of 1994. Working capital at September 30, 1995 increased by $5,680,000 from December 31, 1994 as a result of an increase in cash and accounts receivable partially offset by increased accounts payable and income taxes payable. The ratio of current assets to current liabilities is 3.2:1 at September 30, 1995. In addition to selling its products, the Company also leases its products under sales-type lease agreements. These receivables are available for sale as a source of financing.

In November 1994, the Company purchased an 83,000 square foot facility in Shelton, Connecticut for the purchase price of $3.1 million. This facility serves as the Company's corporate headquarters and manufacturing plant as the leases for the Company's facilities in Shelton and Orange, Connecticut expired in mid-1995. The Company has spent approximately $1.6 million in additional capital improvements on the facility, including the addition of 11,000 square feet of warehouse space.

The Company financed its new Shelton facility with a $2,500,000 low interest State of Connecticut mortgage loan. Short-term debt consisted of $676,000 of international borrowings. The current portion of long-term debt consisted of $19,000 of the State of Connecticut loan and $196,000 of the State of Connecticut mortgage loan. Long-term debt consisted of $18,566,000 of convertible subordinated debentures, $61,000 of the State of Connecticut loan, and $2,210,000 for the State of Connecticut mortgage loan. The Company had $7,324,000 of its $8,000,000 domestic and international revolving line of credit available at September 30, 1995.

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

(Ng vs. Data Switch)
















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





                                  DATA SWITCH CORPORATION
                                  _______________________
                                  (Registrant)







Date:  November 8, 1995           /s/ William J. Lifka
                                  _______________________
                                  William J. Lifka
                                  Chairman and
                                  Chief Executive Officer




Date:  November 8, 1995           /s/ William J. Lifka
                                  _______________________
                                  W. James Whittle
                                  President and
                                  Chief Financial Officer